Form 10QSB
period 1995-09-30
UNITED SYSTEMS TECHNOLOGY INC
filed 1995-11-14
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                          __________________________

                                FORM 10-QSB

                  Quarterly Report under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                           __________________________

For the Quarter Ended:		                            Commission File Number
   September 30, 1995				                                         0 - 9574

                           __________________________


                        UNITED SYSTEMS TECHNOLOGY, INC.

	    Iowa				                                       			   42-1102759
(State of Incorporation)			                           	(I.R.S. Employer
							                                               Identification Number)

                        3021 Gateway Drive, Suite 240
                           Irving, Texas   75603
                              (214) 518-0728

          (Address of principal executive offices and telephone number)

                           __________________________

  	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         					Yes __X__	No ______



  	As of September 30, 1995 there were 33,643,163 shares of the registrant's Common Stock, par value $0.10 per share, outstanding.




               UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY

                          INDEX TO FORM 10-QSB



PART I - FINANCIAL INFORMATION (UNAUDITED)	               	       PAGE

Item 1.	Consolidated Financial Statements

		Balance Sheets		                                             						3

		Statements of Operations		                                     				4

		Statements of Cash Flows					                                     	5

		Notes to Consolidated Financial Statements	                       	6


Item 2.	Management's Discussion and Analysis or
		Plan of Operation						                                           	8




PART II - OTHER INFORMATION						                                  10



          _________________________________________________________



  	The consolidated financial information reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of financial position and of the statements of operations and cash flows for the periods presented.


  	These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements which are included in the annual report on Form 10-KSB for the fiscal year ended December 31, 1994.


              United Systems Technology, Inc. and Subsidiary
                     Consolidated Balance Sheets
                                     									September 30,
									                                         	1995   	     December 31,
                                               (Unaudited)          1994
Current Assets
Cash and cash equivalents                    $   118,923       $   419,705
Trade accounts receivable, less allowance
 for doubtful accounts of $75,000 at
 September 30, 1995 and December 31, 1994        414,035           791,026
 Prepaid expenses and other                        2,916             3,670
 Total current assets                            535,874         1,214,401

Property and equipment, net                      152,234           224,745
Goodwill, net                                  1,059,423         1,117,973
Software development costs, net                  473,271           664,582
Purchased software, net                          136,018           167,791
Deposits and other                                25,416            28,333
                                               1,846,363         2,203,424

       Total assets                         $  2,382,236       $ 3,417,825

 Liabilities and Stockholders' Equity
Current Liabilities
 Current portion of capital lease
 obligations                                $     67,739       $   109,629
 Trade accounts payable                          289,328           354,851
 Accrued payroll                                  24,284            40,041
 Accrued interest - related party                 66,039            63,446
 Other accrued expenses                          101,403           317,611
  Deferred revenue                               645,382           869,451
     Total current liabilities                 1,194,176         1,755,029

Notes payable - related party                     50,000            50,000
Capital lease obligations, net of
 current portion                                  16,694            57,742

Total liabilities                              1,260,870         1,862,771

Commitments and contingencies                       -                 -

 Stockholders' Equity
Preferred stock, convertible, cumulative,
 par value $.10 per share; authorized 5,000,000
 shares; issued and outstanding 500,000 shares
 of Series B, 750,000 shares of Series C,
 500,000 shares of Series D and 300,000 shares
 of Series E (liquidating preference of $1.00,
 $.20, $1.00 and $1.00 per share, respectively,)
 aggregating $1,450,000 at June 30, 1995
 and December 31, 1994                           205,000           205,000
Common stock, par value $.10 per share;
 authorized 50,000,000 shares; issued and
 outstanding 33,643,163 at September 30, 1995
 and December 31, 1994.                        3,364,315         3,364,315
Additional paid-in capital                     4,589,651         4,589,651
Accumulated deficit                           (7,037,599)       (6,603,912)
Total stockholders' equity                     1,121,367         1,555,054
Total liabilities and stockholders' equity  $  2,382,236       $ 3,417,825

The accompanying notes are an integral part of the financial statements.

               United Systems Technology, Inc. and Subsidiary
                   Consolidated Statements of Operations
                              (Unaudited)

                               Three Months Ended       Nine Months Ended
                                   September 30,           September 30,
                                1995        1994         1995         1994
Revenue
 Software packages         $   65,236  $   93,275  $   182,636  $   213,315
 Installation, training and
 customer support             103,712     179,047      387,057      554,669
 Maintenance                  245,569     274,235      736,518      846,764
 Equipment sales & commissions   (877)      1,998       51,092       75,409
 Other                            932           0        4,159          725
                              414,573     548,555    1,361,463    1,690,882
Costs and expenses
 Salaries and contract labor  285,787     296,047      893,533    1,033,536
 Other general, administrative
 and selling expense          113,520     162,310      451,744      616,842
 Depreciation & amortization  123,696     154,843      379,339      434,313
 Commissions                   10,279       7,876       25,472       27,050
 Cost of equipment sold         4,769       1,233       39,548       47,564
                              538,050     622,309    1,789,635    2,159,305
Loss from operations         (123,477)    (73,754)    (428,173)    (468,423)

Nonoperating income (expense)
 Interest expense              (4,170)    (22,694)     (15,040)     (68,240)
 Interest income                2,043           0        9,526           33
                               (2,127)    (22,694)      (5,514)     (68,207)

Net loss                   $ (125,604) $  (96,448) $  (433,687) $  (536,630)

Less: preferred stock
 dividend requir              (26,334)    (26,334)     (78,159)     (78,159)

Net loss available for
 common stockh             $ (151,938) $ (122,782) $  (511,846) $  (614,789)

Net Loss per
 common share              $    (0.00) $    (0.00) $     (0.01) $     (0.02)

Weighted average number of common
 shares outstanding         33,634,163  25,245,964   33,634,163   24,337,525


The accompanying notes are an integral part of the financial statements.

                United Systems Technology, Inc. and Subsidiary
                  Consolidated Statements of Cash Flows
           For the Nine Month Period Ended September 30, 1995 and 1994
(Unaudited)

                                                     1995           1994_
Cash flows in operating activities:
  Net (loss)                                   $  (433,687)   $  (536,629)

  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Depreciation and amortization                379,339        434,313
      Stock issued for services                       -            46,875
      Change in operating assets and liabilities:
          Accounts receivable                          376         26,479
          Prepaid expenses                               7         21,882
          Deposits and other                         2,917          1,040
          Accounts payable                         (62,930)        26,663
          Accrued expenses                        (231,965)       (28,976)
          Deferred revenue                        (224,069)      (129,875)

                                               $   241,038    $   398,401

Net cash used in operating activities             (192,649)      (138,228)

Cash flows used in investing activities:
  Property and equipment additions             $    (18,543)  $   (12,373)
  Additions to purchased software                    (6,650)         -

Net cash used in investing activities          $    (25,193)  $   (12,373)

Cash flows from financing activities:
  Borrowings under note payable agreements     $       -      $    30,000
  Proceeds from issuance of common stock               -          200,000
  Payments on capital lease obligations             (82,940)      (74,595)

Net cash provided by (used in)
 financing activities                          $    (82,940)  $   155,405

Decrease (increase) in cash & cash equivalents $   (300,782)  $     4,804
Cash and cash equivalents, beginning of year        419,705         8,185

Cash and cash equivalents, end of period       $    118,923   $    12,989

Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest                                     $      1,171   $    18,869


The accompanying notes are an integral part of the financial statements.



               UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                 Notes To Consolidated Financial Statements
                                (Unaudited)

Note 1.  Basis of Presentation:

	In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. ("USTI") as of September 30, 1995 and December 31, 1994 and the results of operations and cash flows of USTI for the nine months ended September 30, 1995 and 1994. The consolidated results of operations for the nine month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Property and Equipment:

	Property and equipment at September 30, 1995 and December 31, 1994 consisted of the following:

                               							September 30,	December 31,
                             							       1995	       1994

Leasehold improvements             		$      58,702		$   58,702
Furniture and fixtures		                    35,518		    35,518
Equipment						                            816,181		   797,638
                              							      910,401		   891,858
Less Accumulated depreciation
  and amortization			                     (758,167)		 (667,113)

                              							$     152,234		$  224,745

Note 3.  Other Assets:

	Other assets at September 30, 1995 and December 31, 1994 consisted of the following:

                                      								Accumulated
September 30, 1995	                   Cost   	Amortization		  Net

Goodwill                   			    $ 1,561,340	$   501,917	$ 1,059,423
Software development
  costs	                       			  2,337,299   1,864,028	    473,271
Purchased Software	                   545,853     409,835	    136,018

December 31, 1994

Goodwill	                   		    $ 1,561,340	$   443,367	$ 1,117,973
Software development
  costs			                          2,337,299	  1,672,717     664,582
Purchased Software	                   539,203	    371,412	    167,791

               UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                 Notes To Consolidated Financial Statements
                               (Unaudited)

Note 4.  Preferred Stock:

	The company is in arrears in the payment of dividends to holders of its Series B, C, D and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1995, are entitled to the payment of approximately
$244,975 in dividends which are currently in arrears. Holders of Series C Preferred Stock are entitled to annual dividends of $.018 per share, payable annually and, as of September 30, 1995, are entitled to the payment of approximately $98,510 in dividends which are currently in arrears. Holders of Series D Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1995, are entitled to the payment of approximately $196,860 in dividends which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1995, are entitled to the payment of approximately $85,445 in dividends which are currently in arrears.

             	  UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY


Item 2.	Management's Discussion and Analysis of Financial Condition
		or Plan of Operation

Results of Operations

	The Company derives its revenue from the licensing of its software packages, installation, training and customer modifications, maintenance agreements and equipment sales and commissions.  Results of operations for the period ended September 30, 1995 include revenues of $414,573 and a net loss of
$125,604 as compared to revenues of $548,555 and a net loss of $96,448 for the same period in 1994.  Results for the nine month period ended
September 30, 1995 include revenues of $1,361,463 and a net loss of $43,687 as compared to revenues of $1,690,882 and a net loss of $536,630 in 1994.

	The management of the Company continues to strive toward decreased expenses and improved results of operations.  This focus has resulted in continued
reduction in total costs for the period ending September 30, 1995.  Likewise, management is persistent in its efforts to increase the customers'
satisfaction and to direct its marketing efforts toward prospective clients which management believes are better candidates for the Company's products.
With the added diversity of the InterFundTM product line (acquired by the
Company in 1994), the acceptance of USTI as a Microsoft Solution provider and the June release of the Boss for Windows application, the Company believes it presents to prospective clients a broader choice of hardware platforms on which to operate the Company's software.  Recently, management has been encouraged by the initial response to the Company's direct marketing effort of the new BOSS for Windows application.  Along with the above goals, the
Company remains steadfast in its effort to grow the business through internal and external growth, which it is optimistic will improve the Company's financial results.

Three Month Period Ended September 30, 1995 and 1994

  	The Company's total revenue decreased 24% from $548,555 during the third quarter in 1994 to $414,572 in 1995. Software license fees decreased 30% in 1995 as compared to 1994, due to a decrease in the volume of revenue per software sale in 1995 as compared to 1994. Management continues to market the InterFundTM and LegacyTM product lines toward those prospective customers which it believes are better suited for its products. Installation, training and support decreased 42% as a result of a lower backlog of software installations based on previous licensing periods and the culmination of a facilities management contract for a client during 1995. Maintenance revenue decreased 10% in 1995 ,due in part, to decreased revenue from the Integrity Elections product line which was sold by the Company in December 1994.

  	Total costs and expenses decreased 14% from $622,309 in 1994 to $538,050 in 1995. Salary and contract labor expense decreased 3% in 1995 as a result of the reorganization and expense reduction plan initiated by the Company in 1994. Other general, administrative and selling expense costs decreased 27% in 1995 as a result of the expense reduction plan that has reduced almost every category of expense, with the most significant reductions in the areas of travel, payroll taxes, health insurance, building rental and telephone expense. Depreciation and amoritization expense decreased 20% in 1995 as a result of the sale of the Integrity Election product line in December 1994 and the expiration of leasehold improvements for the prior lease period ended August 31, 1995. Commission expense increased 31% in 1995 resulting from increased utilization of agents to license the Company's software products during the quarter.

Nine Month Period Ended September 30, 1995 and 1994

  	The Company's total revenue decreased 19% from $1,690,882 in 1994 to $1,361,463 in 1995. Though software license fees decreased 14% in 1995 as compared to 1994, the Company's marketing efforts to target prospective clients that are better suited for its products continues. Installation. training and customer support revenue decreased 30% in 1995 as compared to 1994 primarily as a result of a decrease in the volume of professional services generated from the licensing activity of the Company's products in prior periods. Maintenance revenue decreased 13% in 1995 mainly due to the sale of the Integrity Elections product line which was sold by the Company in December 1994. Equipment sales and commissions decreased 32% in 1995 due, in part, to a lower volume of commissions earned from the sale of hardware related to the licensing of the Company's software packages.

	Total costs and expenses decreased 17% from $2,159,305 in 1994 to $1,789,635 during the period in 1995.  Salary and contract labor expense decreased 14%
in 1995 when compared to 1994 as a result of personnel realignment and the expense reduction plan initiated by the Company in 1994. Other general, administrative and selling expense costs decreased 27% in 1995 as a result of the expense reduction plan that has reduced almost every category of expense, with the most significant reductions in the areas of travel, payroll taxes, health insurance, building rental, and telephone expense.  Depreciation and amoritization expense decreased 13% in 1995 as a result of the sale of the
Integrity  Election product line in December 1994 and the expiration of leasehold improvements for the prior lease period ended August 31, 1995.
Commission expense decreased 6% in 1995 resulting from decreased licensing of the Company's software products during the quarter.  Cost of equipment sold decreased 17% as a result of decreased sales during the period.

Liquidity and Capital Resources

  	The Company had net cash used by operating activities of $192,649 during the nine month period ended September 30, 1995, as compared to net cash used by operations of $138,228 for the same period in 1994. This increase in cash used was primarily the result of the improved efficiency in client satisfaction and collection as well as the retirement of old Company obligations in 1995 as compared to 1994. Net cash of $25,193 was utilized during 1995 for investing in capital expenditures. Net cash of $82,940 of $82,940 was utilized for financing activities during the three month period

  	In January 1995, the Company canceled it's working capital line of credit. Management believes that the effect of its continued focus on adjusting the Company's expenses to the level of revenue which management anticipates achieving and to the Company's current cash balances will be adequate to meet its working capital requirements in the near future. However, if the Company is not able to continue to generate positive cash flows in the future by acheiving a level of sales adequate to support the Company's cost structure, additional financing may be required, of which there is no assurance. If the Company is not able to obtain additional financing in the future, it ma not be able to continue as a going concern.

  	The Company has a $50,000 note payable to Ventana Growth Fund, a related party. The maturity date of the note was extended from September 30, 1994 to September 30, 1996. The original maturity date of this note was October 17, 1987. As of September, 1995 there was $66,039 of interest outstanding on the note.

  	The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of September, 1995, dividends were in arrears on Series B preferred stock in the amount of $244,975, on Series C preferred stock in the amount of $98,510, on Series D preferred stock in the amount of $196,860 and on Series E preferred stock in the amount of $90,445. The
Company is currently not in the position to make these dividend payments.


                        Part II - Other Information

Item 1.  Legal Proceedings

  	The Company is involved in the following legal proceedings:

  	On December 10, 1993, Plaintiff County of Essex filed suit against USTI, USTEI, New Jersey Municipal Data Management ("MDM") and MDM's surety in
Superior Court of New Jersey. The suit is based on allegations that MDM failed to perform its obligations related to software and related services sold by MDM to the County of Essex and that USTI and USTEI succeeded to the obligations of MDM by the acquisition of MDM. USTI and USTEI have answered each of such lawsuits, denying all material allegations therein, and intend to vigorously defend such allegations.

 	On August 11, 1993, Plaintiff City of Sinton, Texas filed suit against USTI alleging defects in software and services sold to the city in 1990.  The suit failed to specify a measure of damages which the City of Sinton seeks and
USTI has answered the lawsuit by denying all material allegations therein, and intends to vigorously defend such allegations.

  	On April 28, 1994, Plaintiff Logical Arts, Inc. filed suit against USTI alleging failure to pay for certain contract programming services provided.
The Plaintiff seeks the amount of $45,000 plus attorney fees and costs. USTI has answered the suit and filed a counter claim for non-performance of contracted obligations by Plaintiff, and intends to defend the allegations therein.

  	On December 1, 1994, International Business Machines Corporation ("IBM") filed suit against USTI and USTEI in United States District Court. The suit is based on allegations that the Company failed to perform its obligations related to various agreements between USTI and USTEI and IBM in which USTI and USTEI were sub-contractors to IBM. USTI and USTEI answered the lawsuit, denying all material allegations therein and intend to vigorously defend such allegations. The parties have been involved for some time in settlement discussions, and, on May 25,1995, the parties entered into a Settlement Agreement. The terms of this agreement require USTI and USTEI to deliver certain services, materials and computer products to customers within a 180 day period in exchange for IBM dismissing its suit. In the event that USTI and USTEI does not perform its obligations under the agreement, there are liquidated damages provided for in the agreement. USTI and USTEI has every intention of performing its obligations and, as of the date of this filing, has completed the delivery of these services and products.

 	The Company is a defendant in various legal actions which arose out of the normal course of its business. In the opinion of management, none of these actions are expected to result in a material loss to the Company.



Item 2.  Change In Securities

  	Not Applicable


Item 3.  Defaults Upon Senior Securities

  	The Company is in arrears in the payment of dividends to holders of its Series B, C, D and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1995, are entitled to the payment of approximately $244,975 in dividends which are currently in arrears. Holders of Series C Preferred Stock are entitled to annual dividends of $.018 per share, payable annually and, as of September 30, 1995, are entitled to the payment of apporximately $98,510 in dividends which are currently in arrears. Holders of Series D Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1995, are entitled to the payment of approximately $196,860 in dividends which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1995, are entitled to the payment of approximately $90,445 in dividends which are currently in arrears.

Item 4.  Submission of Matters to a Vote of Security Holders

	On July 11, 1995, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders of the Company voted to approve the following items:

	1.  The following persons were elected as Directors of the Company
       		John Pappajohn
       		Jordan Issackedes
       		Scott Burri
       		Thomas Gibbs

	2.  The accounting firm of Grant Thorton was selected as independent
     accountants	for the Company.

	3.  The Company's Articles of Incorporation were amended to increase the
     number	of authorized shares from 50,000,000 to 100,000,000.

	4.  The Company's Stock Option Plan was amended to increase the number of
  			Common Shares Authorized for issuance from 3,500,000 to 12,000,000.

Item 5.  Other Information

  	Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

  	(a)  Exhibits - No exhibits are required to be filed with this report.

  	(b)  No reports on Form 8-K were filed during the quarter for which this
        report is	filed.



                                Signatures


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                							United Systems Technology, Inc.


Date:  November 13, 1995	             	By: /s/  Thomas E. Gibbs
							                                    Thomas E. Gibbs, President
                             							       and Chairman of the Board
                             							      (Principal Executive Officer)



Date:  November 13, 1995	             	By: /s/  Randall L. McGee
                              							      Randall L. McGee, Secretary
                              							      and Treasurer
                              							     (Principal Financial and
                             				 			      Accounting Officer)