Form 10KSB
period 1995-12-31
UNITED SYSTEMS TECHNOLOGY INC
filed 1996-04-01
CIK 350194

SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C.  20549
                  ____________________

                     FORM 10-KSB

        Annual Report Pursuant to Section 13 or 15(d)
          of the Securities Exchange Act of 1934
                  ____________________



	For the Fiscal Year Ended:
	December 31, 1995	                    Commission File Number
                                             	0-9574

                  ____________________


            UNITED SYSTEMS TECHNOLOGY, INC.


        Iowa
(State of Incorporation)                    42-1102759
                                (I.R.S. Employer Identification Number)


            3021 Gateway Drive, Suite 240
               Irving, Texas  75603
                 (214) 518-0728

  (Address of principal executive offices and telephone number)
                _____________________

  Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered pursuant to Section 12(g) of the Act:

          Common Stock, par value $.10 per share

	Indicate by check mark whether the Registrant (1)
has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter
period that the Registrant was required to file such
reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No _____.

	As of March 26, 1995, the aggregate market value of voting stock held by non-affiliates of the Registrant was $619,388.

	As of March 26, 1995, there were 38,643,163 shares of the Registrant's Common Stock outstanding.

	DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement relating to its 1996 annual meeting of shareholders is incorporated by reference into Part III of this Form 10-KSB.

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the proxy statement incorporated by reference into Part III of the Form 10-
KSB or any amendment hereto.  X


                     PART I


ITEM 1.  BUSINESS

General Development of Business

	United Systems Technology, Inc. ("USTI"), was incorporated under the laws of the State of Iowa on June
5, 1978, and its wholly-owned subsidiary, United Systems
Technology East, Inc. ("USTEI"), was incorporated under the laws of the State of Delaware on June 10, 1991 (USTI and USTEI, collectively, are referred to herein as the "Company"). The Company is engaged in the business of developing, supporting and marketing computer software products to county and local governments. The software applications of the Company operate on IBM mid-range computers, UNIX microcomputers, and on various network computer systems both in DOS and Windows environments.
The products are offered to customers in five product application groups. These product application groups, consisting of over 30 separate software titles, are Financial, General Administration, Public Works, Civil
Processing and Public Safety.

	On October 17, 1994, USTI purchased substantially all of the assets and assumed substantially all of the liabilities of Noll Computer Systems, Inc. ("NCS"), a
Texas Corporation. The assets included the InterFundTM software product line. The purchase price consisted of $330 cash, assumption by USTI of certain obligations of NCS and NCS's right to receive certain royalty payments on the sale of the InterFundTM products. In the event that the royalty payments made do not equal certain stipulated annual amounts, NCS has the right to reclaim the InterFundTM product line. These royalty payments are subject to a royalty agreement entered into between USTI and NCS on October 17, 1994. The assets purchased by USTI consisted of (a) all operating assets of NCS, (b) all hardware, equipment, supplies, furniture, furnishings and other fixed assets, (c) all software used for product development, (d) trade secrets and proprietary information including the name InterFundTM and any other trademarks, (e) business records of NCS, including customer lists and related contracts and contract rights and (f) all accounts receivable of NCS totaling approximately $64,615. USTI assumed obligations of NCS which consisted of (a) a promissory note payable in the amount of $69,298, (b) certain trade payables and accrued expenses in the amount of $34,688 and certain obligations to customers in the amount of $7,345.

	On December 22, 1994, United Systems Technology,
Inc. ("USTI") sold its Integrity Election ("Integrity") product line to Sequoia Pacific Systems ("Sequoia"), a division of Smurfit Packaging Corporation for a selling price of $678,000. The assets sold include the VIP
Election Office Management and SignaScan Signature
Verification software packages. In addition, the assets sold included related trade names and trademarks, furniture and equipment, and all right and interest in the license and maintenance agreements with the Integrity customers. USTI retained the accounts payable and accounts receivable for the products and services provided prior to the sale to Sequoia. USTI originally acquired the Integrity product line in February 1990.

	On November 15, 1995, United Systems Technology,
Inc. ("USTI") purchased substantially all of the assets and assumed certain liabilities of QDS Acquisitions, Inc.
(QDS") from Dralvar Capital Corp. ("Dralvar"). These assets were previously acquired by certain Dralvar shareholders through foreclosure on their security interests in such assets granted by QDS. The purchase price consisted of the issuance of 5,000,000 shares of USTI Common Stock. Of the total shares issued, 2,500,000 of such shares have been placed in escrow subject to an Escrow Agreement executed by USTI, Dralvar and Resource
Trust Bank, as escrow agent. In addition, USTI assumed certain obligations of Dralvar. The assets purchased by USTI consisted of (a) all operating assets of QDS including its Utility Billing System ("UBS") and its Law
Enforcement Automated Data Retrieval System ("LEADRS") software,(b) the non-exclusive right to sell and provide software maintenance and services for the Quest Fund
Accounting ("QFA") software product line from the closing date through February 28, 1997, (c) substantially all hardware, equipment, supplies, furniture, furnishings and other fixed assets, (d) all software used for product development, (e) trade secrets and proprietary information including the name QuestTM and any other trademarks, (f) business records of Dralvar, including customer lists and related contracts and contract rights and (g) certain accounts receivable of Dralvar totaling approximately $61,131. USTI assumed certain obligations of Dralvar which consisted of obligations to customers in the amount of $187,645 and accrued expenses in the amount of $36,774.

Narrative Description of Business

Products

	The software applications offered by the Company consist of a comprehensive line of management information systems which were developed to specifically meet the unique requirements of local governmental entities. The software applications of the Company are offered through its InterFundTM, LegacyTM, QuestTM and AsystTM product lines. The InterFundTM product line operates in network, UNIX or client/server environments.
The LegacyTM product line operates on the IBM mid-range computer systems, including the AS/400 and the Advanced/36. The QuestTM product line operates in a single user or small network PC environment. The AsystTM product line operates in a single user or network
Windows environment. An initial software sale typically averages between $1,500 and $40,000. The cost of the related hardware varies depending on the type of machine purchased as well as the amount of memory capacity, peripheral equipment and optional features obtained on the machine.

	The Company markets its software packages in the following five product application groups.


	Financial Systems

	This group includes software modules in the areas of
 general ledger and budgetary accounting, 	budget
 preparation, accounts payable, payroll, accounts
 receivable, centralized cash receipts, tax 	billing and
 collection, and comprehensive financial report writer.

	Public Works

	This group includes software modules in the areas of building permits and inspections, utility billing and collections, hand held meter reading, assessment billing and project accounting.


	General Administration

	This group includes software modules in the areas of information indexing, perpetual inventory, vehicle and equipment maintenance, fixed asset records, and business licenses.


	Public Safety

	This group includes software modules in the areas of computer aided dispatch, law enforcement records management, jail management, emergency medical services billing, court administration and alarm billing.

	Civil Processing

	This group includes software modules in the areas of summonses and complaint docketing, process server activity, writ and foreclosure docketing and garnishments and is designed exclusively for the County Sheriff Civil Process function.

	The Company has substantially completed the
development of several new software products which
significantly enhance the competitiveness of its
comprehensive software offering.  These products are
marketed under the AsystTM brand name, are developed as
Windows applications to "look and work like Microsoft
Office", and include a new Fund Accounting system
(including General Ledger, Budget Preparation, Accounts
Payable, Purchasing, and Cash Receipts), a Utility
Billing system, and the BOSS for Windows civil
processing system.   The company has also entered into a
non-exclusive agreement with MTX International to private label MTX's Windows based Payroll, software which the company is modifying to meet the unique needs of the local government market.

	The Company derives its revenue principally from (i) licensing of its software packages, (ii) installation, training and customer support, (iii) maintenance agreements, and (iv) equipment and supplies sales.

	Software Packages

	The Company licenses its software packages under a perpetual nonexclusive and nontransferable license agreement.


	Installation, Training and Customer Support

	The Company provides services related to the training and implementation of the software packages to its customers. These services typically occur at the customer site, but are also conducted in a classroom setting at one of the company's two locations, and are offered as "remote" training through interactive computer-to-computer hookup. In the event that the customer requests additional functions from the product which are not standard in the software packages, the Company provides custom programming services for these modifications.


	Maintenance Agreements

	The Company offers maintenance agreements in conjunction with the licensing of its software packages. These agreements provide telephone support, software product enhancements, error corrections, and upgrades, and remote diagnostics support.


	Equipment and Supplies Sales

	The Company sells PC's and hand-held computers as well as certain computer forms that are used in conjunction with the Company's products.

	For the year ended December 31, 1995, the Company generated approximately 11% of its revenue from the sale of software, 25% from installation, training and customer support, 59% from software maintenance, and 5% from equipment and supplies sales.

Marketing

	The Company markets its products on a nationwide basis. Marketing is conducted through its Dallas, Texas and Minneapolis, Minnesota based sales staff and through a full-time sales representative located in Ringwood, New
Jersey.

	The Company's customers are primarily municipal governments with populations between 2,500 and 100,000, county governments, police departments, emergency medical services providers and municipal court systems. The
Company currently has approximately 1,500 customer installations nationwide. In most cases, the customer obtains its computer equipment from a hardware manufacturer or dealer and then purchases one or more software modules from the Company.

	The typical purchaser's representative is a City
Manager, Administrative Manager, Controller or Director of Finance. Customer leads are established from customer referrals, direct mail campaigns and attendance at national and regional trade shows. In addition, the names and addresses of target city governments are readily available from directory sources.

	The Company also holds an annual users' meeting in Dallas, Texas. The two-day meeting is typically attended by approximately 150 current and prospective users. In the past, new business has been generated from current customers who have upgraded systems by purchasing new modules. In addition, the Company has gained new accounts from persons attending this meeting.

	Approximately 35% of the Company's customers are located in Texas and Minnesota, and the remaining customers are located in various states nationwide.


Competition

	The Company is aware of sizable, nationally prominent competitors which market products which are similar to those of the Company. Numerous other competitors are small, local vendors who often do not market standard application packages. Management believes that the comprehensive nature of its product offering, including the uniqueness of the new AsystTM product line, has a positive impact on its competitive status.

Employees

	The Company presently has 27 full-time employees, including its executive officers. In addition, from time to time, the Company engages the services of various consultants and part-time employees.

Research and Development

	During 1995, the Company incurred approximately
$75,000 in research and development costs related to the development of its Boss For Windows product and the AsystTM product line.

Patents, Copyrights, Trademarks and Royalties

	The Company does not believe that its products are patentable, and, to date, has not registered any copyright with respect to its products. The Company believes that all of its products are of a proprietary nature and the Company's licensing arrangements prohibit disclosure of the program by the customer. However, there can be no assurance that the Company's software is incapable of being duplicated or that the Company will be successful in discovering or preventing any such duplication.

	The Company entered into a royalty agreement as part of its acquisition of NCS on October 17, 1994. In addition, the Company is a party to certain royalty agreements which, individually, and in aggregate, have not required the payment of material amounts. Under these agreements, the Company is the licensee of certain software systems which it markets as part of its product line.


ITEM 2.  PROPERTIES

	The Company maintains its offices at 3021 Gateway
Drive, Suite 240, Irving, Texas, 75063. The lease for this facility was entered into on August 27, 1994 to include approximately 6,160 square feet and had an expiration date of August 31, 1995. On July 31, 1995, the lease was renewed for an additional five year term commencing on September 1, 1995 and expiring on August
31, 2000. The Company leases this space from a nonaffiliate for a monthly rental of $4,310 for the first twelve months of the lease, $4,525 for the next twelve months of the lease, $4,750 for the next twelve months of the lease, $4,990 for the next twelve months of the lease and $5,240 for the final twelve months of the lease. In addition, the lease allows the Company and the lessor a right to terminate the lease at the end of the third year of the lease by providing written notice.

	In addition, the Company maintains a sales and service office at 3312 Gorham Avenue South, Minneapolis,
Minnesota, 55426. This facility consists of approximately 4,000 square feet. The Company leases this space from a nonaffiliate for a monthly rental of $1,500 per month. The lease expires on February 28, 1996 and renews on a month to month basis thereafter at the same lease rate.


ITEM 3.  LEGAL PROCEEDINGS


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


	On May 11 1995, Plaintiff Township of Dover New
Jersey filed suit against USTEI alleging defects in the software and services sold to the Township of Dover in 1992. The suit failed to specify a measure of damages which the Township of Dover seeks and USTEI has instructed its legal councel to answer the lawsuit by denying all material allegations therein, and intends to vigorously defend such allegations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

	No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1995.

                    PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       	SHAREHOLDER MATTERS

	The Company's common stock is traded over-the-counter on the National Association of Securities
Dealers, Inc. Over-The-Counter Bulletin Board System.
The quotations shown below represent prices among the dealers and do not include retail mark-ups, mark-downs, or commissions, and do not necessarily represent actual transactions.

                        		High        	Low
	Quarter Ended	         Bid Price   	Bid Price

	March 31, 1994	          1/16        	1/16
	June 30, 1994	            1/8        	1/32
	September 30, 1994	      1/32        	1/32
	December 31, 1994	<1> 	 $0.04       	$0.02
	March 31, 1995	<1>      $0.04       	$0.03
	June 30, 1995		<1> 	  	 $0.03       	$0.02
	September 30, 1995	<1> 	$0.03	       $0.01
	December 31, 1995	<1>		 $0.02        $0.01


	<1> Effective October 1, 1994, the Company's common
stock began to be traded on the National Association of Securities Dealers, Inc. Over-The-Counter Bulletin Board
System ("OTC"). The OTC does not have traditional quotations.


	As of March 26, 1996, the Company had 471 shareholders of record and its common stock had a closing bid price of $.02 per share and a closing asked price of $.03 per share


	Holders of the Company's common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. However, no dividends on common stock have ever been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future. In addition, payment of dividends to holders of the Company's common stock are restricted pursuant to the terms of outstanding shares of preferred stock.


ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       	CONDITION AND RESULTS OF OPERATIONS


Results of Operations

	The Company derives its revenue from the licensing of its software packages, installation, training and customer modifications, maintenance agreements and sale of equipment and supplies. Results of operations for 1995 include revenues of $1,771,332 resulting in a net loss of $867,005 as compared to revenues of $2,295,298 and a net loss of $1,272,720 in 1994.

	During 1995, the Company continued to adjust its expenses to compensate for the level of revenue it generated resulting in a significant reduction in costs and expenses during the year. The Company continued to diversify its product offerings in 1995 by introducing its BOSS for Windows application and plans to introduce its AsystTM product line in the second quarter of 1996.
The AsystTM product line will initially include Windows based financial and utility billing applications, and, like BOSS for Windows, operate in a single user or network Windows environment and is seamlessly interfaced with the Microsoft Office products. In November 1995, the Company acquired the QuestTM product line which operates in a single user or small network DOS PC environment. The Company believes that its AsystTM product line will offer its current and prospective customers an attractive option, both from a financial and functionality standpoint. Based on these activities, management is optimistic that it can grow its business in 1996.

		On November 15, 1995, United Systems Technology,
Inc. ("USTI") purchased substantially all of the assets and assumed certain liabilities of QDS Acquisitions, Inc.
(QDS") from Dralvar Capital Corp. ("Dralvar"). These assets were previously acquired by certain Dralvar shareholders through foreclosure on their security interests in such assets granted by QDS. The purchase price consisted of the issuance of 5,000,000 shares of USTI Common Stock. Of the total shares issued, 2,500,000 of such shares have been placed in escrow subject to an Escrow Agreement executed by USTI, Dralvar and Resource
Trust Bank, as escrow agent In addition, USTI assumed certain obligations of Dralvar. The assets purchased by USTI consisted of (a) all operating assets of QDS including its Utility Billing System ("UBS") and its Law
Enforcement Automated Data Retrieval System ("LEADRS") software,(b) the non-exclusive right to sell and provide software maintenance and services for the Quest Fund
Accounting ("QFA") software product line from the closing date through February 28, 1997, (c) substantially all hardware, equipment, supplies, furniture, furnishings and other fixed assets, (d) all software used for product development, (e) trade secrets and proprietary information including the name QuestTM and any other trademarks, (f) business records of Dralvar, including customer lists and related contracts and contract rights and (g) certain accounts receivable of Dralvar totaling approximately $61,131. USTI assumed certain obligations of Dralvar which consisted of obligations to customers in the amount of $187,645 and accrued expenses in the amount of $36,744.


	The following table sets forth, for the period indicated, the relative percentage which certain items in the Consolidated Statements of Operations of the Company bear as a percent of total revenues and the percentage change in those items from period to period.

                         		  Percentage of Revenues
                        					Year Ended December 31,  	Percentage
Change
                         			  		1995      	1994         	1995 vs 1994

Revenue
	Software Packages			            11%       	14%             	(42%)
	Installation, training and
	  customer support		           	25%	       31%             	(37%)
	Maintenance		                  	59%       	50%             	( 9%)
	Equipment and other	          	  5%      	  5%             	(11%)
				                           	100%      	100%             	(23%)

Costs and expenses
	Salaries		                    		68%	       59%             	(12%)
	Other general administrative
	  and selling expense		         33%       	44%             	(43%)
	Depreciation and amortization	  44%	       35%             	( 3%)
	Commissions			                   1%      	  2%	             (31%)
	Cost of equipment sold		         3%      	  3%             	(24%)

Total costs and expenses	      	149%	      143%             	(20%)

Operating loss	              			(49%)     	(43%)            	(13%)

Non-operating (expense) income	   -       	(12%)            	(97%)

Loss before income taxes and
  extraordinary items		        	(49%)     	(55%)            	(32%)


1995 vs 1994

	The Company's total revenue decreased 23% for the year ended December 31, 1995 from $2,295,298 in 1994 to $1,771,332. Software license fees decreased 42% in 1995 due to a decrease in the number of software licenses sold in 1995 and in the revenue per unit sale in 1995 as compared to 1994. Installation, training and customer support revenue decreased 37% in 1995 resulting from a decreased volume of those services generated primarily from new customers and the completion of a long term facilities management contract for a customer in early
1995. Maintenance revenue decreased 9% in 1995, due in large part, to decreased maintenance revenue from the Integrity Elections product line which was sold by the Company in December 1994.

	Total costs and expenses decreased 20% for the year ended December 31, 1995 from $3,282,453 in 1994 to
$2,630,623 in 1995. Salary expense decreased 12% in 1995 as a result of continued staffing adjustments made to compensate for the lower level of revenue being generated. Other general, administrative and selling expense decreased 43% as a result of the Company's continued efforts to reduce expenses resulting in significant reductions in the areas of travel, payroll taxes, building rental and telephone expenses.
Commission expenses decreased 31% in 1995 as a result of a lower volume of license revenue.


Liquidity and Capital Resources

	The Company had net cash used by operating activities of $136,882 during 1995 as compared to $76,622 in 1994. The increase in cash used by operating activities during 1995 was due in part to a decrease in the balance of accounts payable and accrued expenses during the year. Net cash of $33,968 was utilized in 1995 for the purchase of equipment necessary for the development of the new AsystTM product line. Net cash of $109,620 was utilized during 1995 for the reduction of capital lease obligations.

	In January 1995, the Company canceled its working capital line of credit. Management believes that the cash flow effect of its continued focus on adjusting expenses to the level of revenue that the Company anticipates it will achieve and its current cash balances will be adequate to meet its working capital requirements in the near future. However, if the Company is not able to continue to generate cash flows in the future by achieving a level of sales adequate to support the Company's cost structure, additional financing may be required, of which there can be no assurance.

	The Company has a $50,000 note payable to Ventana
Growth Fund LP, a related party. The maturity date of the note was extended from September 30, 1994 to September
30, 1996. The original maturity date of this note was October 17, 1987. As of December 31, 1995, there was
$67,873 of interest outstanding on the note.

	The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of December 31, 1995, dividends were in arrears on the Series B preferred stock in the amount of $253,800, on the Series C preferred stock in the amount of $101,915, on the Series D preferred stock in the amount of $205,685 and on Series E preferred stock in the amount of $95,735.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


          United Systems Technology, Inc. and Subsidiary
           Index to Consolidated Financial Statements
                 And Supplementary Schedules


                                                         			Pages

Reports of Independent Accountants                         	F-1

Consolidated Financial Statements

	Balance sheets as of December 31, 1995 and 1994           	F-2
	Statements of operations for the years
		ended December 31, 1995 and 1994	                         F-3
	Statements of stockholders' equity for the years
		ended December 31, 1995 and 1994	                         F-4
	Statements of cash flows for the years
		ended December 31, 1995 and 1994	                         F-5 to F-6
	Notes to Consolidated Financial Statements	                F-7 to F-17



Report of Independent Certified Public Accountants



                Board of  Directors and Shareholders
                  United Systems Technology, Inc.


  We have audited the accompanying consolidated balance sheets of United Systems Technology, Inc. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, stocksholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation..
We believe our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Systems
Technology, Inc. and subsidiary as of December 31, 1995 and 1994 and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP

Dallas, Texas
March 22, 1996



            United Systems Technology, Inc. and Subsidiary
                    Consolidated Balance Sheets
                    December 31, 1995 and 1994

          Assets
                                                       1995           1994
Current Assets
  Cash and cash equivalents                       $   139,234    $   419,705
  Trade accounts receivable, less allowance for
   doubtful accounts of $75,000                       368,803        791,026
   Prepaid expenses and other                           8,314          3,670
    Total current assets                              516,351      1,214,401

Property and equipment at cost, net                   164,962        224,745
Goodwill, net                                       1,168,515      1,117,973
Software development costs, net                       136,713        664,582
Purchased software, net                               195,720        167,791
Deposits and other                                     28,541         28,333
                                                    1,694,451      2,203,424

           Total assets                           $ 2,210,802    $ 3,417,825

 Liabilities and Stockholders' Equity
Current Liabilities
   Notes payable - related party                  $    50,000    $    50,000
   Current portion of capital lease obligations        51,283        109,629
   Trade accounts payable                             301,645        354,851
   Accrued payroll                                     22,248         40,041
   Accrued interest - related party                    67,873         63,446
   Other accrued expenses                             115,970        317,611
   Deferred revenue                                   839,767        869,451
     Total current liabilities                      1,448,786      1,755,029

Notes payable - related party                            -            50,000
Capital lease obligations, net of current portion       6,467         57,742

     Total liabilities                              1,455,253      1,862,771

Commitments and contingencies                            -              -

   Stockholders' Equity
Preferred stock, convertible, cumulative, par
 value $.10 per share; authorized 5,000,000 shares;
 issued and outstanding, 500,000 shares of Series B,
 750,000 shares of Series C, 500,000 shares of
 Series D and 300,000 shares of Series E
 (liquidating preference of $1.00, $.20, $1.00 and
 $1.00 per share, respectively,)
 aggregating $1,450,000                               205,000        205,000
Common stock, par value $.10 per share; authorized
 100,000,000 shares; issued and outstanding
 38,643,163 and 33,643,163 shares in
 1995 and 1994 respectively                         3,864,315      3,364,315
Additional paid-in capital                          4,157,151      4,589,651
Accumulated deficit                                (7,470,917)    (6,603,912)
Total stockholders' equity                            755,549      1,555,054
Total liabilities and stockholders' equity        $ 2,210,802    $ 3,417,825

The accompanying notes are an integral part of the financial statements.
                                   F-2

                  United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Operations
                        For The Years Ended December 31,

                                                       1995           1994
Revenue
  Software packages                               $   189,756    $   329,976
  Installation, training and customer support         446,671        713,942
  Maintenance                                       1,040,246      1,145,403
  Equipment sales                                      61,402         95,757
  Other                                                33,256         10,220
                                                    1,771,331      2,295,298
Costs and expenses
  Salaries                                          1,204,488      1,364,627
  Other general, administrative and
  selling expense                                     506,388        907,339
  Depreciation and amortization                       501,151        597,947
  Rent                                                 72,913        113,100
  Commissions                                          24,982         36,395
  Cost of equipment sold                               47,912         62,845
  Impairment of software development cost             272,788        200,200
                                                    2,630,622      3,282,453
Operating loss                                       (859,291)      (987,155)

Nonoperating (expense) income
  Interest expense                                    (18,349)       (85,322)
  Loss on sale of assets                                 -          (181,658)
  Other                                                  -           (18,618)
  Interest income                                      10,635             33
                                                       (7,714)      (285,565)

Net loss                                          $  (867,005)   $(1,272,720)

Preferred stock dividend requirement                 (104,500)      (104,500)

Loss allocable to common shareholders             $  (971,505)   $(1,377,220)


Net loss per common share                         $     (0.03)   $     (0.05)

Weighted average number of common
 shares outstanding                                34,273,165     26,103,180


The accompanying notes are an integral part of the financial statements.

            United Systems Technology, Inc. and Subsidiary
           Consolidated Statements of Stockholders' Equity
                  For the Years Ended December 31,


                                     Additional Paid-In
             Capital Stock Issued  Capital Applicable To  Accumulated
             Preferred    Common   Preferred    Common    Deficit      Total

Balance January 1, 1994
               205,000  2,000,419  1,245,000  3,996,390  (5,331,192) 2,115,617

Issuance of
 1,000,000 shares
 of common stock
 for services             100,000               (53,125)                46,875
Issuance of
 1,705,640 shares of
 common stock for
 conversion of debt       170,564               (85,282)                85,282
Issuance of
 10,933,332 shares
 of common stock in
 private placements     1,093,332              (513,332)               580,000
Net loss for year                                       (1,272,720) (1,272,720)

Balance, December 31, 1994
               205,000  3,364,315  1,245,000  3,344,651 (6,603,912)  1,555,054

Issuance of
 5,000,000 shares of
 common stock for a
 business acquisition     500,000              (432,500)                67,500
Net loss                                                  (867,005)   (867,005)

Balance, December 31, 1995
             $205,000  $3,864,315 $1,245,000 $2,912,151 ($7,470,917)  $755,549


The accompanying notes are an integral part of the financial statements.

             United Systems Technology, Inc. and Subsidiary
                 Consolidated Statements of Cash Flows
                    For the Years Ended December 31,


                                                     1995            1994
Cash flows in operating activities:
  Net loss                                     $   (867,005)   $ (1,272,720)

  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Depreciation and amortization                   501,151         597,947
    Impairment of software development costs        272,788         200,200
    Loss on sale of assets                             -            200,276
    Stock issued for services                          -             46,875
    Change in operating assets and liabilities:
     Trade accounts receivable                      483,353         274,453
     Prepaid expenses                                (4,644)         27,908
     Deposits and other                                (208)            940
     Accounts payable                               (56,611)        (55,756)
     Accrued expenses                              (248,377)        (74,078)
     Deferred revenue                              (217,329)        (22,667)
                                               $    730,123    $  1,196,098

Net cash used in operating activities              (136,882)        (76,622)

Cash flows from investing activities:
 Property and equipment additions              $    (33,968)   $    (16,680)
  Purchase of Noll Computer Systems, Inc.              -               (330)
  Sale of assets                                       -            610,200

Net cash provided by (used in) investing
  activities:                                  $    (33,968)   $    593,190

Cash flows from financing activities:
  Borrowings under note payable agreements     $       -       $     35,000
  Payments under note payable agreements               -           (620,000)
  Proceeds from issuance of common stock               -            580,000
  Payments on capital lease obligations            (109,621)       (100,048)

Net cash used in  financing activities         $   (109,621)   $   (105,048)

Increase (decrease) in cash and cash
  equivalents                                  $   (280,471)   $    411,520
Cash and cash equivalents, beginning of year        419,705           8,185

Cash and cash equivalents, end of year         $    139,234    $    419,705


The accompanying notes are an integral part of the financial statements.

               United Systems Technology, Inc. and Subsidiary
                Consolidated Statements of Cash Flows, Cont.
                     For the Years Ended December 31,

                                                      1995           1994

Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest                                      $     12,767   $     18,869


Supplemental disclosures of noncash investing and financing activities:

The Company entered into capital lease
  obligations for new equipment                 $       -       $      9,988


The Company issued common stock upon conversion
  of notes payable to related parties           $       -       $     85,282

On November 15, 1995 the Company purchased substantially all the assets and assumed certain liabilities of QDS Acquisitions,
  Inc. ("QDS") from Dralvar Capital Corp.
  for 5,000,000 shares of the Company's
  common stock.  In conjunction with the
  acquisition, liabilities were assumed
  as follows:

                Fair value of assets acquired   $    291,919
                Fair value of stock issued           (67,500)

                Liabilities assumed             $    224,419


On October 17, 1994, the Company purchased substantially all the assets and assumed certain liabilities of Noll Computer
  Systems, Inc. ("NCS") for $330 cash and the payment of future royalty payments to NCS.
  In conjunction with the acquisition,
  liabilities were assumed as follows:

        Fair value of assets acquired                          $    116,492
        Cash Paid                                                      (330)

        Liabilities assumed                                    $    116,162



The accompanying notes are an integral part of the financial statements.

             UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1995 and 1994


1.	Summary of Significant Accounting Policies:

	Nature of Operations

	The Company is engaged in the business of developing, supporting and marketing computer software products to county and local governments located throughout the United States.

	Basis of Presentation

	The financial statements for the years ended
December 31, 1995, and 1994 are consolidated and include the accounts of United Systems Technology, Inc. ("USTI") and its wholly-owned subsidiary, United Systems Technology East, Inc. ("USTEI"). All material inter-company transactions and balances have been eliminated.

	Cash Equivalents

	The Company considers short-term investments purchased with an initial maturity of three months or less to be cash equivalents.

	Property and Equipment

	Property and equipment are recorded at cost.
Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of such property and equipment, which range from three to five years. Gains and losses on the disposal of such assets are recognized as incurred.

	Software Development Costs

	The Company has implemented and accounted for certain costs related to the development of its computer software products in accordance with Statement of Financial Accounting Standards No. 86,
"Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86").
Under SFAS 86, all costs incurred to establish the technological feasibility of a computer software product are charged to operations as incurred.
After technological feasibility is established, costs of producing the computer software product are capitalized until the product is available for general release to customers. The capitalized cost of internally developed software is amortized over its estimated useful life, generally five years, using the straight-line method or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization. Amortization and impairment of developed software costs was $527,869 and $472,630 for the years ended December 31, 1995 and 1994, respectively. The net carrying value of capitalized costs of each computer software product are assessed annually as to impairment and, if impairment exists, a loss is recognized.



             UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 1995 and 1994


1.	Summary of Significant Accounting Policies (Cont'd.):

	Other Assets

	Goodwill represents the excess of the total acquisition cost over the fair value of the net assets acquired of Municipal Software Consultants, Inc. ("MSC"), acquired in 1986, New Jersey Municipal
Data Management, Inc. ("MDM") acquired in 1991, and
QDS Acquisitions, Inc. ("QDS") in 1995. The goodwill resulting from the MSC and MDM acquisitions is and is being amortized using the straight-line method over 20 years from date of acquisition. The goodwill resulting from the QDS acquisition is being amortized using the straight-line method over 10 years from date of acquisition. Purchased software represent assets acquired in the MDM, NCS and QDS acquisitions, and are being amortized using the straight-line method over a five-year period.

	Revenue Recognition

	The Company recognizes revenue from the initial license for computer software product sales upon delivery of a software package. Revenue from installation, training and customer support is recognized in the period in which the services are provided. Revenue from contracts to maintain its computer software products is recognized over the term of the contracts.

	Earnings (Loss) Per Common Share

	Earnings (loss) per common share is computed based on the weighted average number of common shares outstanding. In 1995 and 1994, the convertible preferred stock, stock options and warrants did not impact loss as they were anti-dilutive.

	Financial Instruments

	The fair value of the Company's financial instruments, consisting of cash and cash equivalents, accounts receivable and debt, approximate their carrying values.

	Use of Estimates

	In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent asset and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates



                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995 and 1994


2.	Property and Equipment:

	Property and equipment at December 31, 1995 and 1994 consisted of the following:

                                                  			1995	           1994

		Leasehold improvements	                        $  58,702      	$  58,702
 	Furniture and fixtures                           	37,518	         35,518
	 Equipment                                       	847,956        	797,638
                                                 		944,176        	891,858
	 Less accumulated depreciation
 	and amortization	                               (779,214)      	(667,113)
                                               		$ 164,962	      $ 224,745

3.	Other Assets:

	Other assets at December 31, 1995 and 1994 consisted of the following:

                                                  			Accumulated
                                          		Cost    	Amortization	    Net
	1995

	Goodwill	                              $ 1,692,128	$   523,613	 $ 1,168,515
	Software development costs	              2,337,299  	2,200,586     	136,713
	Purchased software	                        620,853  	  425,133	     195,720

	1994

	Goodwill	                              $ 1,561,340	$   443,367 	$ 1,117,973
	Software development costs	              2,337,299  	1,672,717	     664,582
	Purchased software	                        539,203    	371,412     	167,791

  The recoverablity of goodwill is dependent upon future revenues. Management believes that future revenues will be adequate to recover the aformentioned cost. However, due to the competitive pressures and other business risk, it is reasonably possible that the estimates of future revenues necessary to support the carrying value of goodwill could change significantly in the near term which could result in a material reduction in the carrying value of this asset.

4.	Capital Lease Obligations:

	The Company leases certain assets under capital leases. The leases include interest at rates ranging from 6.9% to 13% and expire at various dates through 1999. The leases are collateralized by the related asset and most of the leases include options to purchase the equipment at the end of the lease term. During 1991, the Company entered into a $200,000 capital lease with Ventana Leasing, Inc., a related party. The balance of this lease was $39,840 and $70,550 at December 31, 1995 and 1994, respectively.



              UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 1995 and 1994


4.	Capital Lease Obligations (Cont'd.):

	Included in property and equipment as of December
31, 1995 are the following assets held under capital lease:

		Office furniture and equipment	              $ 431,351
 	Accumulated amortization 	                    (365,694)

 	Assets under capital lease, net		            $  65,657



	Future minimum lease payments under capital leases as of December 31, 1995 are as follows:

		1996                                      	  $  54,895
		1997                                            	2,592
		1998	                                            2,592
		1999                                            	2,376

		Total minimum lease payments                   	62,455

		Less amount representing interest              	(4,705)

		Present value of capital lease obligations     	57,750

		Less current portion                          	(51,283)

                                             		$   6,467

	Amortization expense associated with these assets amounted to $47,615, and $57,253 for the years ended
December 31, 1995, and 1994, respectively.

5.	Notes Payable:

	The Company had a note payable to a related party in the amount of $50,000 at December 31, 1995 and 1994.
This note payable, which is unsecured,
bears interest at prime plus 2.5%, through September
30, 1994 and at prime after September 30, 1994, and is due September 30, 1996. The prime rate of interest was 8.75% at December 31, 1995 and 1994.
There was approximately $67,873 and $63,446 accrued interest outstanding on this note at December 31, 1995 and 1994, respectively. Interest expense incurred was $4,427 and $6,996 for the years ended
December 31, 1995 and 1994, respectively.


              UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1995 and 1994


6.	Capital Stock:

	Common Stock

	In February 1994, the Company sold 3,333,334 shares of its common stock in a private placement at a price of $.06 per share, for a total of $200,000.
In February 1994, the Company issued 1,000,000 shares of common stock to its Chief Executive
Officer in connection with his employment with the Company. In October 1994, the Company sold
7,600,000 shares of its common stock in a private placement at a price of $.05 per share for a total of $380,000. In August 1994, the Company issued
1,750,640 shares of common stock when it converted
$50,000 of a $100,000 note payable to Ventana Growth
Fund and $35,000 note payable to a Company Director, both related parties, into common stock of the Company. This debt was converted at a rate of $.05 per share.

	In November 1995, the Company purchased
substantially all of the assets and assumed certain liabilities of QDS Acquisitions, inc. ("QDS") from Dralvar Capital Corp. ("Dralvar"). The Company issued 5,000,000 shares of common stock in connection with this transaction.

	Preferred Stock

	The Company's amended articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock with a par value of $.10 per share.
The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. The Company has established four series of preferred stock:
Series B, Series C, Series D and Series E.


	In June 1988, the Company established and issued
500,000 shares of Series B preferred stock. The terms of the Series B preferred stock provide for, among other things: (i) a cumulative dividend of $.07 per share per annum, payable quarterly, which accrues day to day and which must be paid prior to the payment of a dividend to holders of the Company's common stock; (ii) a liquidation preference of $1.00 per share plus accrued but unpaid dividends paid prior to any distribution to holders of common stock and Series C preferred stock; (iii) the right to convert each share plus accrued but unpaid dividends into common stock;
(iv) the right to vote on all matters submitted to a vote of stockholders of the Company; and
(v) redemption at the Company's option at a redemption price of $1.00 per share plus all accrued and unpaid dividends. As of December 31, 1995 the 500,000 outstanding shares of Series B preferred stock were entitled to be converted into 3,768,995 shares of common stock and were entitled to 3,768,995 votes on all matters submitted to a vote of stockholders of the Company. At December 31, 1995 cumulative dividends of approximately $253,800 were in arrears.

	In June 1988, the Company established and issued
750,000 shares of Series C preferred stock. The terms of the Series C preferred stock provide for, among other things: (i) a cumulative dividend of $0.018 per share per annum which accrues from day to day and which must be paid prior to the payment of a dividend to holders of the Company's

              UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 1995 and 1994



6.  Capital Stock (Cont'd.):

common stock; (ii) a dividend equal to that paid any other holders of common stock; (iii) a liquidation preference of $.20 per share plus accrued but unpaid dividends paid prior to any distribution to holders of common stock; (iv) the right to convert each share plus accrued but unpaid dividends into common stock; (v) the right to vote on all matters submitted to a vote of stockholders of the Company;
and (vi) the right to approve any issuance of Series A preferred stock prior to its issuance. As of December 31, 1995, the 750,000 outstanding shares of Series C preferred stock were entitled to be converted into 1,259,570 shares of common stock and were entitled to 1,259,570 votes on all matters submitted to a vote of stockholders of the Company.
 At December 31, 1995 cumulative dividends of approximately $101,915 were in arrears.

	In February 1990, the Company established and issued
500,000 shares of Series D preferred stock. The terms of the Series D preferred stock provide for, among other things: (i) a cumulative dividend of $.07 per share per annum, payable quarterly, which accrues day to day and which must be paid prior to the payment of a dividend to holders of the Company's common stock; (ii) a liquidation preference of $1.00 per share plus accrued but unpaid dividends paid prior to any distribution to holders of common stock and Series C preferred stock; (iii) the right to convert each share plus accrued but unpaid dividends into common stock;
(iv) the right to vote on all matters submitted to a vote of stockholders of the Company; and
(v) redemption at the Company's option at a redemption price of $1.00 per share plus all accrued and unpaid dividends. As of December 31, 1995 the 500,000 outstanding shares of Series D preferred stock were entitled to be converted into 2,016,245 shares of common stock and were entitled to 2,016,245 votes on all matters submitted to a vote of stockholders of the Company. At December 31, 1995 cumulative dividends of approximately
$205,685 were in arrears.

	In June 1991, the Company established and issued
300,000 shares of Series E preferred stock. The terms of the Series E preferred stock provide for, among other things: (i) a cumulative dividend of $.07 per share per annum, payable quarterly, which accrues day to day and which must be paid prior to the payment of the dividend to holders of the Company's common stock; (ii) a liquidation preference of $1.00 per share plus accrued but unpaid dividends paid prior to any distribution to holders of common stock and Series C preferred stock; (iii) the right to convert each share plus accrued but unpaid dividends into common stock; (iv) the right to vote on all matters submitted to a vote of stockholders of the Company; and (v) redemption at the Company's option at a redemption price of $1.00 per share plus all accrued and unpaid dividends. As of December 31, 1995 the 300,000 outstanding shares of Series E preferred stock were entitled to be converted into 1,978,685 shares of common stock and were entitled to 1,978,685 votes on all matters submitted to a vote of stockholders of the Company. At December 31, 1995, cumulative dividends of approximately $95,735 were in arrears.


              UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1995 and 1994


7.	Commitments and Contingencies:

	Operating Leases

	The Company leases certain office facilities under non-cancelable lease agreements which expire at various dates through August 31, 2000. The future minimum lease payments under these leases are $55,573 in 1996, $55,201 in 1997, $57,960 in 1998,
$60,858 in 1999 and $41,903 in 2000.

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

	On May 11 1995, Plaintiff Township of Dover New
Jersey filed suit against USTEI alleging defects in the software and services sold to the Township of Dover in 1992. The suit failed to specify a measure of damages which the Township of Dover seeks and USTEI has instructed its legal councel to answer the lawsuit by denying all material allegations therein, and intends to vigorously defend such allegations.


             UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1995 and 1994


8.	Common Stock Options and Warrants:

	Stock Options

	In September 1986, the Board of Directors approved the adoption of a stock option plan (the "Plan"), whereby 12,000,000 shares of the Company's common stock are reserved for options to be granted to employees and directors at the discretion of the Board of Directors. The exercise price shall be at a minimum of 100% of the fair market value of the stock at the time the option is granted. Unless otherwise specified, the options expire ten years from the date of grant and may not be exercised during the initial one-year period from the date of grant.

  Information relating to stock option activity during 1995 and 1994 follows:

                                   							        	1995	     	    1994
	Outstanding at beginning of year	              1,600,000	       233,500
		Granted					                                  4,730,000     	1,500,000
		Exercised			                                      	-             	-
		Canceled		                                 		(1,520,000)     	(133,500)
	Outstanding at end of year
	 (Prices ranging from $.035 to
   $.025 per share)			                         	4,810,000	     1,600,000

	Options exercisable at end of year	              	75,000        	50,000
	Options available for grant at
	  end of year					                             7,190,000     	1,900,000

	Stock Purchase Warrants

	In connection with the sale of preferred stock discussed in Note 6 and the loan from a partnership discussed in Note 5, the Company issued stock purchase warrants which entitle the partnership to purchase 750,000 shares of the Company's common stock at a price of $.20 per share. These stock purchase warrants expired on September 30, 1994. A new warrant was issued in connection with the extension of the loan from the partnership. The new warrant entitles the partnership to purchase 750,000 shares of the Company's common stock at a price of $.05 per share and expires on November 22, 1997.
The terms of the warrants provide that the holder has certain registration rights, at the Company's expense, regarding public resale of the common stock underlying the warrants. As of December 31, 1995, none of these warrants have been exercised.


                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995 and 1994

8.	Common Stock Options and Warrants (Cont'd.):

	As of December 31, 1995 additional common stock purchase warrants had been issued primarily to officers, directors and employees including warrants to purchase 1,000,000 shares at $.035 per share issued to a director of the Company for the issuance of a letter of credit to collateralize debt of the Company. As of December 31, 1995, none of these warrants have been exercised and vest as follows:

                                   		Vesting As Of the Years Ending
	  Expiration	   Exercise
		    Date 		     Price  	               1995		     1996	    	Total

	May 23,	1996	    $.080		               150,000   			       	150,000
	Mar 1,	1997     	$.250               		500,000   			       	500,000
	Mar 31,	1997    	$.280	                200,000			          	200,000
	Oct 29,	1997    	$.190               			87,500   	12,500 	 	100,000
	Feb 16,	1999    	$.080	            		1,000,000   			     	1,000,000
	Aug 9,	1999     	$.050	            		1,000,000   			     	1,000,000
	Aug 9,	2000     	$.035            			1,000,000      		   	1,000,000
                               							3,937,500  		12,500		3,950,000

9.	Income Taxes:

		At December 31, 1995, the Company has net operating loss carry-forwards of approximately $4,526,000.
These carry-forwards expire during the period 1996 through 2010. Additionally, the Company has approximately $71,000 in unused general business tax credits available to directly offset future income tax liabilities and $624,000 in capital loss carry-forwards available to directly offset future capital gains.

		For the years ended December 31, 1995 and 1994 the difference between the effective federal income tax rate and the amounts determined by applying the statutory federal income tax rate to income before provision for federal income tax was as follows:


                                                    					   1995	      1994
                                                      					Amount    	Amount

	Federal income tax benefit at statutory rate         	$ (294,780)	$ (432,725)
	Excess of tax over book basis of
	  goodwill of product line sold in 1994		                   -	       (82,193)
	Amortization of goodwill		                                27,280	     43,262
	Other				                                                 54,500 	  ( 12,844)
	Change in valuation allowance	 	                         213,000	    484,500
                                                  					 $    -    	$     -

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1995 and 1994

9.	Income Taxes Cont'd.):


	The Company adopted the new income tax accounting and disclosure rules outlined in Statement of Financial Accounting Standards No. 109 "Accounting
For Income Taxes" ("SFAS 109) effective January 1, 1993.

	Because of losses from operations for the past two years, the Company has recorded a valuation allowance equal to the net deferred tax asset.
There was no cumulative effect on the Company's financial statements as a result of the adoption of SFAS 109.

	The components of the deferred tax accounts as of December 31, 1995 and 1994 are approximately as follows:


                                            					     1995	          1994
		Deferred tax assets:
		  Net operating losses carried forward         $ 1,538,800	   $ 1,544,400
		  Capital losses carried forward		                 212,300  	     173,400
		  Deferred revenue		                               285,500  	     295,600
		  Accounts payable & accrued expenses	             166,900	       262,600
		  General business tax credits		                    71,000	        71,000

		Total deferred tax asset	                     	$ 2,274,500	   $ 2,347,000


		Deferred tax liabilities:
		  Accounts receivable		                        $   122,500  	 $   268,900
		  Capitalized software		                            46,500  	     226,000
		  Purchased software, property & equipment         	61,900	        21,500

		Total deferred tax asset		                         230,900	       516,400

		Net deferred tax asset before
   valuation allowance		                           2,043,600	     1,830,600

	Less valuation allowance		                        2,043,600   	  1,830,600

	Net deferred tax asset                        		$      -       $      -

            UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1995 and 1994

10.	Acquisition of Assets:

	On November 15, 1995, the Company purchased substantially all of the assets and assumed certain liabilities of QDS Acquisitions, Inc. ("QDS") from
Dralvar Capital Corp. ("Dralvar").  The
purchase price consisted of the issuance of 5,000,000 shares of the Company's common stock. Of the total shares issued, 2,500,000 of such shares have been placed in escrow subject to an Escrow
Agreement executed by USTI, Dralvar and Resource
Trust Bank, as escrow agent The assets purchased by USTI consisted of (a) all operating assets of QDS including its Utility Billing System ("UBS") and its Law Enforcement Automated Data Retrieval System
("LEADRS") software,(b) the non-exclusive right to sell and provide software maintenance and services for the Quest Fund Accounting ("QFA") software product line from the closing date through February
28, 1997, (c) substantially all hardware, equipment, supplies, furniture, furnishings and other fixed assets, (d) all software used for product development, (e) trade secrets and proprietary information including the name QuestTM and any other trademarks, (f) business records of Dralvar, including customer lists and related contracts and contract rights and (g) certain accounts receivable of Dralvar totaling approximately $61,131,. USTI assumed certain obligations of Dralvar which consisted of obligations to customers in the amount of $187,645 and accrued expenses in the amount of $36,774.

	The following summarizes the unaudited consolidated pro forma results of operations of the Company as though the acquisition had occurred as of the beginning of the year ended December 31, 1995 (in thousands):

                                   							Year Ended December 31,
                                   							Historical	   Pro Forma
		Revenue				                             $ 1,771	        $2,366
		Net loss           	                       (867)        (1,033)
		Net loss per share		                      (0.03)	        (0.03)


11.	Sale of Assets:

	On December 22, 1994, the Company sold its Integrity
Election ("Integrity") product line to Sequoia
Pacific Systems ("Sequoia"), a division of Smurfit
Packaging Corporation for cash and notes receivable totaling $678,000. The assets sold include the VIP
Election Office Management and SignaScan Signature
Verification software packages. In addition, the assets sold included related trade names and trademarks, furniture and equipment, and all right and interest in the license and maintenance agreements with the Integrity customers. The
Company retained the accounts payable and accounts receivable for products and services provided prior to the sale to Sequoia. Total revenue for Integrity for the period ended December 31, 1994 was approximately $361,500.


               UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1995 and 1994


12.	Concentration of Credit Risk:

		In the normal course of business, the Company grants credit to its customers, primarily city and county governments located throughout the country.


13.	Employee Benefit Plans:

	Effective January 16, 1992, the Company established the USTI Employee's 401(k) Profit Sharing Plan and
Trust (the "Plan"), which is a defined contribution plan that covers substantially all full-time employees of the Company eligible to participate.
The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and Section 401(k) of the Internal
Revenue Code. The Company made contributions for the benefit of the participants in the Plan in the amount of $1,425 and $6,530 for the years ended
December 31,1995 and 1994, respectively.

14.	Fourth Quarter Adjustment:

	During the fourth quarter of 1995 and 1994, the Company charged earnings for adjustment to software development costs of approximately $273,000 in 1995 and $200,000 in 1994.


ITEM  8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      			ACCOUNTING AND FINANCIAL DISCLOSURE

	The Company has had no disagreements with its Independent Accountants on accounting and financial disclosure matters.



                           PART III


ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 1996 Annual Meeting of Shareholders under the captions "Election of Directors" and "Executive
Officers." Such information is incorporated herein by reference therefrom.


ITEM 10.	EXECUTIVE COMPENSATION

	The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 1996 Annual Meeting of Shareholders under the caption "Management Compensation." Such information is incorporated herein by reference therefrom.


ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

	The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 1996 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial
Owners and Management." Such information is incorporated herein by reference therefrom.


ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 1996 Annual Meeting of Shareholders under the caption "Certain Relationships and Related
Transactions." Such information is incorporated herein by reference therefrom.



                            PART IV


ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

(a)	Documents filed as part of this Report:

	1.	Consolidated Financial Statements

  			See "Index to Consolidated Financial
    Statements and Supplementary Schedules" under
    Item 8 of this Report.

	2.	Consolidated Financial Statements Schedules

  			See "Index to Consolidated Financial
    Statements" under Item 8 of this Report. All other schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

	3.	Exhibits

  			The following documents are filed as
    exhibits herewith, unless otherwise specified, and are incorporated herein by this reference:



Exhibit
Number

	3.1 	Amended and Restated Articles of Incorporation
      of the Company as filed on November 21, 1986 with the Secretary of State of the State of Iowa. (Incorporated by reference, Registration
      Statement on Form S-1, File No. 33-9574, Exhibit 3.11)

	3.2 	Articles of Merger of Municipal Software
      Consultants, Inc. into United Systems
      Technology, Inc., as filed on December 31, 1986 with the Secretaries of State of the States of Iowa and Texas. (Incorporated by reference, Annual Report on Form 10-K for the fiscal year ended December 31, 1986, Exhibit 3.2)


	3.3  Statement Establishing and Designating Series B Preferred
      Stock of the Company, 	as filed on June 13,
      1988 with the Secretary of State of the State of
      Iowa.  	(Incorporated by reference, Quarterly
      Report on Form 10-Q for the quarter ended 	June
      30, 1988, Exhibit 4.1)


 3.4	 Statement Establishing and Designating Series C Preferred
      Stock of the Company, 	as filed on June 13, 1988
      with the Secretary of State of the State of
      Iowa.  	(Incorporated by reference, Quarterly
      Report on Form 10-Q for the quarter ended
      June 30, 1988, Exhibit 4.2)


Exhibit
Number


	3.5	 Articles of Amendment to the Articles of
      Incorporation of the Company, as filed on July
      15, 1988 with the Secretary of State of the State of Iowa. (Incorporated by reference, Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, Exhibit 3.1)

	3.6 	By-Laws of the Company, as amended and currently
      in effect.  (Incorporated by reference,
      Registration Statement on Form S-1, File No.
      33-9574, Exhibit 3.6)

	3.7	 Articles of Amendment to the Articles of
      Incorporation designating the Series D Preferred
      Stock of the Company, as filed on February 23, 1990 with the Iowa Secretary of State.
      (Incorporated by reference, Form 8-K Current
      Report dated February 15, 1990, Exhibit 3.1)

	3.8	 Statement establishing and designating Series E
      Preferred Stock of the Company, as filed on June
      26, 1991, with the Secretary of the State of Iowa. (Incorporated by referenced, Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 3.8)

 3.9 Articles of amendment to the articles of incorporation of the company as filed on October 30, 1995 with secretary of state of the state of Iowa.

 10.1	1986 Stock Option Plan.  (Incorporated by
      reference, Registration Statement on Form S-1,
      File No. 33-9574, Exhibit 10.9)

	10.2	Agreement Regarding Preferred Stock Purchase,
      Warrant Purchase and Loan, dated October 16,
      1986, by and between the Company and Ventana
      Growth Fund.  (Incorporated by reference,
      Registration Statement on Form S-1, File No.
      33-9574, Exhibit 10.10)

	10.3	Preferred Stock Purchase Agreement, dated
      October 28, 1986, by and between the Company and Ventana Growth Fund. (Incorporated by reference, Registration Statement on Form S-1,
      File No. 33-9574, Exhibit 10.17)

	10.4	Promissory Note, dated October 16, 1986, in the
      amount of $150,000.00, from the Company to Ventana Growth Fund. (Incorporated by reference, Registration Statement on Form S-1,
      File No. 33-9574, Exhibit 10.19)

	10.5	Stock Purchase Agreement, dated June 8, 1988, by
      and between the Company and Farm Bureau Mutual
      Insurance Company.  (Incorporated by reference,
      Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, Exhibit 19.1)

	10.6	Preferred Stock Exchange Agreement, dated
      June 8, 1988, by and between the Company and Ventana Growth Fund. (Incorporated by reference, Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, Exhibit 19.2)

	10.7	Purchase Agreement, dated February 15, 1990, by
      and between the Company and International
      Technology Group, Inc. (Incorporated by
      reference, Form 8-K Current Report dated
      February 15, 1990, Exhibit 10.1)


Exhibit
Number


	10.8	 Assignment and Assumption Agreement, dated
       February 15, 1990, by and between the Company and International Technology Group, Inc.
       assigning all relevant rights and interest in a maintenance agreement with Grumman Systems
       Support Corp. to the Company. (Incorporated by reference, Form 8-K Current Report dated
       February 15, 1990, Exhibit 10.2)

	10.9	 Assignment and Assumption Agreement, dated
       February 15, 1990, by and between the Company and International Technology Group, Inc.
       assigning all rights and interest in a
       Technology Transfer Agreement with AM Computer
       Corporation  and Microvote Partners, Ltd. to the
       Company.  (Incorporated by reference, Form 8-K
       Current Report dated February 15, 1990, Exhibit 10.3)

	10.10	Assignment and Assumption Agreement, dated
       February 15, 1990, by and between the Company and International Technology Group, Inc.
       assigning all rights and interest in trademark
       INTEGRITY to the Company. (Incorporated by reference, Form 8-K Current Report dated
       February 15, 1990, Exhibit 10.4)

	10.11	Stock Purchase Agreement, dated February 14,
       1990, by and between Farm Bureau Mutual
       Insurance Company and the Company.
       (Incorporated by reference, Form 8-K Current
       Report dated February 15, 1990, Exhibit 10.5)

	10.12	Asset Purchase Agreement, dated June 10, 1991,
       by and between the Company and New Jersey
       Municipal Data Management, Inc. (Incorporated by reference Form 8-K Current Report, dated June 10, 1991)

	10.13	Asset Purchase Agreement, dated December 22,
       1994, by and between the Company and Sequoia
       Pacific Systems, a division of Smurfit Packaging
       Corporation.  (Incorporated by reference Form 8-K
       Current Report, dated December 22, 1994,
       Exhibit 10.1)

	10.14	Assignment and Assumption Agreement, dated
       December 22, 1994, by and between the Company and Sequoia Pacific Systems, a division of Smurfit Packaging Corporation. (Incorporated by reference Form 8-K Current Report, dated
       December 22, 1994, Exhibit 10.2)

	10.15	Asset Purchase Agreement, dated October 17,
       1994, by and between the Company and Noll
       Computer Systems, Inc.("NCS"). (Incorporated by reference, Annual Report on Form 10-KSB for the year ended December 31, 1994, Exhibit 10.15)

	10.16	Asset Purchase Agreement, dated November 15,
       1995, by and between the Company, Dralvar
       Capital Corp. ("Dralvar") and Ken Neff.
       (Incorporated by reference, Form 8-K Current
       Report, dated November 15, 1995, Exhibit 10.1)



Exhibit
Number


 (b) 	Reports on Form 8-K

	    	A report on Form 8-K dated November 15, 1995, reporting the acquisition by the Company of QDS
      Acquisition, Inc. was filed by the Company on November 30, 1995.

	(c) 	Exhibits
		    The response to this portion of Item 14 is submitted as a separate section of this report.

	(d) 	Financial Statement Schedules
    		The response to this portion of Item 14 is submitted as a separate section of this report.


                         SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  	UNITED SYSTEMS TECHNOLOGY, INC.



Date: March 29, 1996	       		By:  /s/  Thomas E. Gibbs
                                				Thomas E. Gibbs,
                             	 	  		Chief Executive
                                    Officer and
                                				Chairman of the Board

	Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 29, 1996	       	By: /s/  Thomas E. Gibbs
	                                		Thomas E. Gibbs,
                                			Chief Executive
                                   Officer and
                                			Chairman of the Board
                                			(Principal Executive Officer)

Date: March 29, 1996		        By: /s/  Randall L. McGee
	                               			Randall L. McGee,
                                			Secretary and Treasurer
                                			(Principal Financial &	Accounting Officer)

Date:  March 29, 1996		       By:  /s/  John Pappajohn
                                 			John Pappajohn, Director

Date:  March 29, 1996		       By:  /s/  Scott Burri
                                 			Scott Burri, Director

Date:  March 29, 1996		       By:  /s/  Jordan Issackedes
                                 			Jordan Issackedes, Director

Date:  March 29, 1996		       By:  /s/  Earl Cohen
                                  		Earl Cohen, Director


[TYPE]  EX-3.(i).10.16

                         AMENDED AND RESTATED
                      ARTICLES OF INCORPORATION

                                 OF

                   UNITED SYSTEMS TECHNOLOGY, INC.


               Under Sections 490.1006 and 490.1007 of the
                    Iowa Business Corporation Act



	United Systems Technology, Inc., an Iowa corporation (the "Corporation"), pursuant to
Sections 490.1006 and 490.1007 of the Iowa Business
Corporation Act, hereby adopts the following as an amendment and complete restatement of its Articles of Incorporation, as filed with the Iowa Secretary of State on June 5, 1978 and as amended on November 10,
1980, December 12, 1980, August 8, 1983, October 29,
1984, October 27, 1986, November 21, 1980, August 8,
1983, October 29, 1984, October 27, 1986, November 21,
1986, June 13, 1988, June 27, 1988, July 15, 1988,
February 23, 1990, June 25, 1991 and June 26, 1991 (the
"Articles of Incorporation").

	These Amended and Restated Articles of
Incorporation correctly set forth the provisions of the Articles of Incorporation as hereby amended; they have been duly adopted by the Board of Directors of this Corporation on April 21, 1995 and by the shareholders of this Corporation on July 11, 1995; and they supersede the original Articles of Incorporation and all amendments theret. These Amended and Restated
Articles of Incorporation amend the Articles of Incorporation by amending Article Second to increase the number ofauthorized shares of Common Stock, par value $.10 per share, from 50,000,000 shares to 100,000,000 shares so that the first paragraph of Article Second is amended to read as follows: The total number of shares that the Corporation shall have authority to issue is 105,000,000 shares, consisting of 100,000,000 shares of Common Stock, par value $.10 per share, and 5,000,000 shares of Preferred Stock, par value $.10 per share.

	The number of capital shares of this Corporation issued and outstanding and entitled to vote at the time of such adoption was 33,643,163 shares of Common Stock, par value $.10 per share, 500,000 shares of Series B
Preferred Stock, par value $.10 per share, 750,000
shares of Series C Preferred Stock, par value of $.10 per share, 500,000 shares of Series D Preferred Stock, par value $.10 per share, and 300,000 shares of Series E Preferred Stock, par value $.10 per share.
The issued and outstanding shares of Common Stock were entitled to a total of 33,643,163 votes at the time of adoption of these Amended and Restated Articles of Incorporation. The issued and outstanding shares of Series B Preferred Stock, Series C Preferred Stock,
Series D Preferred Stock and Series E Preferred Stock were entitled to 3,6663395, 1,219,995, 1,957,615, and
1,917,125 votes, respectively, at the time these Amended and Restated Articles of Incorporation were adopted.

	There were indisputably represented at the meeting adopting these Amended and Restated Articles of Incorporation 22,162,051 votes entitled to be voted by the holders of the shares of Common Stock, 3,666,395 votes entitled to be voted by the holders of the shares of Series B Preferred Stock, 1,219,995 votes entitled to be voted by the holders of the shares of Series C
Preferred Stock, 1,957,615 votes entitled to be voted by the holders of the shares of Series D Preferred
Stock, and 1,917,125 votes entitled to be voted by the holders of the shares of Series E Preferred Stock. The number of votes cast by the holders of the shares of Common Stock for these Amended and Restated Articles of
Incorporation were 21,258,029, the number of votes against were 896,606, and 7,416 shares of Common Stock abstained from voting. The number of votes cast by the holders of the shares of Series B Preferred Stock for these Amended and Restated Articles of Incorporation were 3,666,395 and there were no votes against. The number of votes cast by the holders of the shares of Series C Preferred Stock for these Amended and Restated
Articles of Incorporation were 1,219,995 and there were no votes against. The number of votes cast by the holders of the shares of SEries D Preferred stock were 1,957,615 and there were no votes against. The number of votes cast by the holders of the shares of Series E
Preferred Stock sere 1,917,125 and there were no votes against.

	Pursuant to the foregoing, the undersigned, as President of this Corporation, does hereby amend and restate the Articles of Incorporation to read as follows:

	FIRST:  The name of the Corporation is United Systems Technology, Inc.

	SECOND: The total number of shares that the Corporation shall have authority to issue is 105,000,000 shares, consisting of 100,000,000 shares of Common Stock, par value $.10 per share, and 5,000,000 shares of Preferred Stock, par value $.10 per share.

Common Stock

	The holders of the shares of Common Stock shall be entitled to one vote for each share of Common Stock held by them of record at the time for determining the holders thereof entitled to vote.

Preferred Stock

	The Board of Directors of the Corporation shall have the authority to divide the class of shares of Preferred Stock, not already divided into series, into series and to determine the relative rights and preferences of the shares of any such series to the full extent permitted by the laws of the State of Iowa.

 1.	Series B Preferred Stock.  A series of
 Preferred Stock consisting of 500,000 shares of Preferred Stock, par value $.10 per share, designated as Series B Preferred Stock is established. The relative rights and preferences of the Series B Preferred Stock shall be as follows:

    a.	Dividend Provisions.

       (i)	The holders of shares of Series B
       Preferred Stock shall be entitled to
       receive dividends, out of any assets
       legally available therefor, at the rate of $0.07 per share per annum (the "Series B
       Cumulative Dividend"), payable quarterly, on he first day of January, April, July and October in each year. The Series B
       Cumulative Dividend shall accrue on each share from the date of its original issuance and shall accrue from day to day, whether or not earned or declared. The
       Series B cumulative Dividend shall be
       cumulative so that if such dividend in
       respect of any previous quarterly dividend period at said rate per share per annum shall not have been paid on or declared and set apart for all Series B Preferred
       Stock at the time outstanding, the
       deficiency shall be fully paid on or
       declared and set apart for such shares
       before the Corporation makes any
       distribution to holders of Common Stock.

       (ii)	For purposes of subparagraph (i),
       "Distribution" shall mean the transfer of cash or property without consideration, whether by way of dividend or otherwise, payable other than in Common Stock of the Corporation, or the purchase or redemption of shares of the Corporation (other than repurchases of Common Stock held by employees or consultants of this
       Corporation upon termination of their
       employment or services for an amount not to exceed fair market value as determined in good faith by the Board of Directors, pursuant to agreements providing for such repurchase) for cash or property, including any such transfer, purchase or redemption by a subsidiary of this Corporation.

    b.	Liquidation Preference.

       (i)	In the event of any liquidation,
       dissolution or winding up of this
       Corporation, either voluntary or
       involuntary, the holders of Series B
       Preferred Stock shall be entitled to
       receive, and prior and in preference to
       any distribution of any of the assets of this Corporation to the holders of Common
       Stock and of Series C Preferred Stock, if any, by reason of their ownership thereof, an amount per share equal to the sum of $1.00 for each outstanding share of Series B Preferred Stock (the "Original
       Series B Issue Price") and all accrued but unpaid dividends per share since the date of issuance of any Series B Preferred
       Stock, and no more.

       (ii)	A consolidation or merger of this
       Corporation with or into any other
       corporation or corporations, or a sale,
       conveyance or disposition of all or
       substantially all of the assets of this
       Corporation or the effectuation by the
       Corporation of a transaction or series of related transactions in which more than 50% of the voting power of the Corporation is disposed of, shall not be deemed to be a liquidation, dissolution or winding up within the meaning of this Section b, but shall instead be treated pursuant to subsection c(v) hereof.

    c.	Conversion.  The holders of the Series B
       Preferred Stock shall have conversion rights as follows (the "Series B Conversion Rights"):

       (i)	Right to Convert.  Subject to
       subsection c(iii), each share of Series B
       Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share, at the office of this Corporation or any transfer agent for the Series B
       Preferred Stock, into such number of fully paid and nonassessable shares of Common
       Stock as is determined by dividing the
       Original Series B Issue Price plus all
       accrued but unpaid dividends per share on the date of conversion by the Series B
       Conversion Price at the time in effect for such share. The initial Series B conversion Price per share shall be $.20;
       provided, however, that the Series B
       Conversion Price shall be subject to
       adjustment as set forth in subsection c(iii).

      (ii)	Mechanics of Conversion.  Before any
      holder of Series B Preferred Stock shall be entitled to convert the same into shares of Common Stock, he shall surrender the certificate or certificates therefor, duly endorsed, at the office of this Corporation or of any transfer agent for such series of Preferred Stock, and shall give written notice by mail, postage prepaid, to this Corporation at its principal corporate office, of the election to convert the same and shall state therein the name or names in which the certificate or certificates for shares of Common Stock are to be issued. This
      Corporation shall, as soon as practicable thereafter, issue and deliver at such office to such holder of the Series B
      Preferred Stock, or to the nominee or
      nominees of such holder, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled as aforesaid. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares of the Series B Preferred Stock to be converted, and the person or persons entitled to receive the shares of Common
      Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common
      Stock as of such date.

      (iii)	Conversion Price Adjustments.  The
      Series B Conversion Price shall be subject to adjustment from time to time as follows:

      (a)	In the event the Corporation
          should at any time or from time to
          time after the issue date of the
          Series B Preferred Stock fix a record
          date for the effectuation of a split
          or subdivision of the outstanding
          shares of Common Stock or the
          determination of holders of Common
          Stock or other securities or rights
          convertible into, or entitling the
          holder thereof to receive directly or
          indirectly, additional shares of
          Common Stock (hereinafter referred to
          as "Series B Common Stock
          Equivalents") without payment of any
          consideration by such holder for the
          additional shares of Common Stock or
          the Series B Common Stock Equivalents
          including the additional shares of
          Common Stock issuable upon conversion
          or exercise thereof), then, as of such
          record date (or the date of such
          dividend distribution, split or
          subdivision if no record date is
          fixed), the Series B Conversion Price
          shall be appropriately decreased to an
          amount equal to the Series B
          Conversion Price in effect on the
          record date (or the date of such
          dividend, distribution, split or
          subdivision) times a fraction, the
          numerator of which shall be the number
          of shares outstanding before the
          dividend, subdivision, distribution or
          split and the denominator of which
          shall be the number of shares
          outstanding after the dividend,
          subdivision, distribution or split.

      (b)	If the number of shares of Common
          Stock outstanding at any time after
          the issue date of the Series B
          Preferred Stock is decreased by a
          combination of the outstanding shares
          of Common Stock, then, following the
          record date of such combination, the
          Series B Conversion Price shall be
          appropriately increased to an amount
          equal to the Series B Conversion Price
          in effect on the record date (or the
          date of such combination) times a
          fraction, the numerator of which shall
          be the number of shares outstanding
          before the combination and the
          denominator of which shall be the
          number of shares outstanding after the
          combination.

      (iv)	Other Distributions.  In the event
      this Corporation shall declare a
      distribution payable in securities of
      other persons, evidences of indebtedness issued by this Corporation or other persons, assets (excluding cash dividends) or options or rights not otherwise referred to in subsection c(iii), then, in each such case, the holders of the Series B Preferred Stock shall be entitled to a proportionate share of any such distribution as though they were the holders of the number of shares of Common
      Stock of the Corporation into which their shares of Series B Preferred Stock are convertible as of the record date fixed for the determination of the holders of Common Stock of the Corporation entitled to receive such distribution.

      (v)	Mergers and Consolidations.  In the
      case of any consolidation or any merger of the Corporation with or into another corporation (other than a consolidation or merger in which the Corporation is the continuing corporation), the corporation resulting from such consolidation or surviving such merger shall make suitable provision so that the Series B Preferred
      Stock shall thereafter be convertible into the kind and amount of shares of stock, other securities, or property receivable upon such consolidation or merger by a holder of the number of shares of Common
      Stock into which such Series B Preferred
      Stock might have been converted
      immediately prior to such consolidation or merger. The provisions of this subsection shall apply to successive consolidations and mergers.

      (vi)	Recapitalizations.  In the case of a
      recapitalization of this Corporation
      affecting its outstanding shares of Common
      Stock, the Series B Preferred Stock shall thereafter be convertible into the kind and amount of shares of stock, other securities, or property receivable upon such recapitalization by a holder of the number of shares of Common Stock into which such Series B Preferred Stock might have been converted immediately prior to such recapitalization.

      (vii)	No Impairment.  This Corporation
      will not, by amendment of its Articles of Incorporation or through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by this Corporation, but will at all times in good faith assist in the carrying out of all the provisions of the Section c and in the taking of all such action as may be necessary or appropriate in order to protect the Series B Conversion Rights of the holders of the Series B Preferred
      Stock against impairment.

      (viii)	No Fractional Shares and Certificate as to Adjustments.
      (a) 	No fractional shares shall be
           issued upon conversion of the Series B
           Preferred Stock, and the number of
           shares of Common Stock to be issued
           shall be rounded to the nearest whole
           share.  Whether or not fractional
           shares are issuable upon such
           conversion shall be determined on the
           basis of the total number of shares of
           Series B Preferred Stock as the case
           may be the holder is at the time
           converting into Common Stock and the
           number of shares of Common Stock
           issuable upon such aggregate conversion.

      (b) 	Upon the occurrence of each
           adjustment or readjustment of the
           Series B Conversion Price pursuant to
           this Section c, this Corporation, at
           its expense, shall promptly compute
           such adjustment or readjustment in
           accordance with the terms hereof and
           prepare and furnish to each holder of
           Series B Preferred Stock a certificate
           setting forth such adjustment or
           readjustment and showing in detail the
           facts upon which such adjustment or
           readjustment is based.  This
           Corporation shall, upon the written
           request at any time of any holder of
           Series B Preferred Stock, furnish or
           cause to be furnished to such holder a
           like certificate setting forth such
           adjustment  and readjustment, the
           Series B Conversion Price at the time
           in effect, and the number of shares of
           Common Stock and the amount, if any,
           of other property which at the time
           would be received upon the conversion
           of a share of Series B Preferred Stock.

      (ix)	Notices of Record Date.  In the event
      of any taking by this Corporation of a
      record of the holders of any class of
      securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a cash dividend) or other distribution, any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right, this Corporation shall mail to each holder of Series B
      Preferred Stock, at least 20 days prior to the date specified therein, a notice specifying the date on which any such record is to be taken for the purpose of such dividend, distribution or right, and the amount and character of such dividend, distribution or right.

      (x)	Reservation of Stock Issuable Upon
      Conversion. This Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock solely for the purpose of effecting the conversion of the shares of the Series B Preferred Stock such number of its shares of Common Stock as shall from time to time to be sufficient to effect the conversion of all outstanding shares of the Series B Preferred Stock;
      and if at any time the number of
      authorized but unissued shares of Common
      Stock shall not be sufficient to effect
      the conversion of all then outstanding
      shares of the Series B Preferred Stock, in addition to such other remedies as shall be available to the holder of such Preferred Stock, this Corporation will take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purposes.

      (xi)	Notices.	Any notice required by the
      provisions of this Section c to be given to the holders of shares of Series B
      Preferred Stock shall be deemed given if deposited in the United States mail, postage prepaid, and addressed to each holder of record at his address appearing on the books of this Corporation.

    d.	Protective Provisions.  So long as shares
       of Series B Preferred Stock are outstanding, this Corporation shall not without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series B Preferred Stock:

      (i)	alter or change the rights,
      preferences or privileges of the shares of Series B Preferred Stock so as to affect adversely the shares; or

      (ii)	increase the authorized number of
      shares of Series B Preferred Stock; or

      (iii)	create any new class or series of
      stock having a preference over, or being on a parity with, the Series B Preferred stock with respect to dividends or upon liquidation, or having rights similar to any of the rights of the Series B
      Preferred stock under Section c hereof; or

      (iv)	issue any shares of Series A Preferred
      stock or distribute any shares of Series A
      Preferred Stock held as treasury stock by the Corporation; or

      (v)	do any act or thing which would result
      in taxation of the holders of shares of
      Series B Preferred Stock under Section 305 of the Internal Revenue Code of 1954, as amended (or any comparable provision of the Internal Revenue Code as hereafter from time to time amended).

    e.	Redemption.  The Series B Preferred Stock
       shall be redeemable, in whole or in part
       (except as to any shares of Series B Preferred
       Stock that have been surrendered to this Corporation for conversion into shares of Common Stock), at the option of this Corporation by resolution of the Board of Directors, by lot or pro rata if less than all of the Series B Preferred Stock is being redeemed, at any time and from time to time after December 15, 1989, or before such time in the event of a consolidation or merger of this Corporation with or into any other corporation or corporations, or a sale, conveyance or disposition of all or substantially all of the assets of this Corporation or the effectuation by this Corporation of a transaction or series of related transactions in which more than 50% of the voting power of this Corporation is disposed of, upon at least 10 but not more than 30 days prior written notice to the record holders thereof, at the addresses of such holders as the same appear on the records of this Corporation, at a redemption price, per share, of $1.00, plus all dividends accrued and unpaid up to the date fixed for redemption, and no more. If such notice of redemption shall have been duly given and if, on or before the redemption date specified in such notice, the funds necessary for such redemption shall have been set apart so as to be and continue to be available therefor, then, notwithstanding that any certificates representing shares of
       Series B Preferred Stock called for redemption shall not have been surrendered, such shares shall no longer be deemed outstanding and all rights of the holders of such shares of Series B Preferred Stock so called for redemption shall forthwith on such redemption date cease and terminate, except the right of the holders thereof to exercise on or before the redemption date any privilege of conversion to which the holders are then entitled, and the right to receive the redemption price as specified above. In case less than all the shares represented by any surrendered certificates are redeemed, a new certificate shall be issued representing the unredeemed shares.

    f.	Voting Rights.  Each holder of Series B
       Preferred Stock shall be entitled to vote on all matters and shall be entitled to the number of votes equal to the largest number of full shares of Common Stock into which such shares of Series B Preferred Stock could be converted, pursuant to the provisions of Section c hereof, at the record date for the determination of the shareholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited. Except as required by law, the holders of shares of Series B Preferred Stock and Common Stock shall vote together and not as separate classes.

 2.	Series C Preferred Stock.  A series of
    Preferred stock consisting of 750,000 shares of Preferred Stock, par value $.10 per share, designated as Series C Preferred Stock is established. The relative rights and preferences of the Series C Preferred Stock shall be as follows:

    a.	Dividend Provisions.

    (i)	The holders of shares of Series C
    Preferred Stock shall be entitled to
    receive dividends, out of any assets
    legally available therefor, at the rate of $0.18 per share per annum (the "Series C
    Cumulative Dividend").  The Series C
    Cumulative Dividend shall accrue on each share from the date of its original issuance and shall accrue from day to day, whether or not earned or declared. The
    Series C Cumulative Dividend shall be
    cumulative so that if such dividend in
    respect of any previous annual dividend
    period at said rate per share per annum
    shall not have been paid on or declared
    and set apart for all Series C Preferred
    Stock at the time outstanding, the
    deficiency shall be fully paid on or
    declared and set apart for such shares
    before the Corporation makes any
    distribution to holders of Common Stock.

    (ii)	In addition to the Series C Cumulative
    Dividend set forth in subsection (i)
    above, the holders of Series C Preferred
    Stock shall receive dividends (as
    determined on an as converted basis for
    all shares of Series C Preferred Stock
    held) in an amount equal to that paid to holders of Common Stock of this Corporation when, as and if declared by the Board of Directors, payable whenever funds are legally available therefore.

    (iii)	For purposes of subparagraph (i),
    "distribution" shall mean the transfer of cash or property without consideration, whether by way of dividend or otherwise, payable other than in Common Stock of the Corporation, or the purchase or redemption of shares of the Corporation (other than repurchases of Common Stock held by employees or consultants of this
    Corporation upon termination of their
    employment or services for an amount not to exceed fair market value as determined in good faith by the Board of Directors, pursuant to agreements providing for such repurchase) for case or property, including any such transfer, purchase or redemption by a subsidiary of this Corporation.

    b.	Liquidation Preference.

    (i)	In the event of any liquidation,
    dissolution or winding up of this
    Corporation, either voluntary or
    involuntary, the holders of Series C
    Preferred Stock shall be entitled to
    receive, and prior and in preference to
    any distribution of any of the assets of this Corporation to the holders of Common
    Stock, by reason of their ownership
    thereof, an amount per share equal to the sum of $0.20 for each outstanding share of Series C Preferred Stock (the "Original
    Series C Issue Price") and all accrued but unpaid dividends per share since the date of issuance of any Series C Preferred
    Stock.

    (ii)	After the distribution described in
    subsection (i) above has been paid, the
    remaining assets of the Corporation
    available for distribution to shareholders shall be distributed among the holders of Series C Preferred Stock and Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all such Series C Preferred
    Stock into Common Stock on the formula set forth in Section c below).

    (iii)	A consolidation or merger of this
    Corporation with or into any other
    corporation or corporations, or a sale,
    conveyance or disposition of all or
    substantially all of the assets of this
    Corporation or the effectuation by the
    Corporation of a transition or series of related transactions in which more than 50% of the voting power of the Corporation is disposed of, shall not be deemed to be a liquidation, dissolution or winding up within the meaning of this Section b, but shall instead be treated pursuant to subsection c(v) hereof.

    c.	Conversion.  The holders of the Series C
       Preferred stock shall have conversion rights as follows (the "Series C Conversion Rights"):

    (i)	Right to Convert.  Subject to
    subsection c(iii), each share of Series C
    Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share, at the office of this Corporation or any transfer agent for the Series C
    Preferred Stock, into such number of fully paid and nonassessable shares of Common
    Stock as is determined by dividing the
    Original Series C Issue Price plus all
    accrued but unpaid dividends per share on the date of conversion by the Series C
    Conversion Price at the time in effect for such shares. The initial Series C
    Conversion Price per share shall be the
    Original Series C Issue Price; provided, however, that the Series C Conversion
    Price shall be subject to adjustment as
    set forth in subsection c(iii).

    (ii)	Mechanics of Conversion.  Before any
    holder of Series C Preferred Stock shall be entitled to convert the same into shares of Common Stock, he shall surrender the certificate or certificates therefor, duly endorsed, at the office of this Corporation or of any transfer agent for such series of Preferred Stock, and shall give written notice by mail, postage prepaid, to this Corporation at its principal corporate office, of the election to convert the same and shall state therein the name or names in which the certificate or certificates for shares of Common Stock are to be issued. This
    Corporation shall, as soon as practicable thereafter, issue and deliver at such office to such holder of the Series C
    Preferred Stock, or to the nominee or
    nominees of such holder, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled as aforesaid. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares of the Series C Preferred Stock to be converted, and the person or persons entitled to receive the shares of Common stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common
    Stock as of such date.

    (iii)	Series C Conversion Price
    Adjustments.  The Series C Conversion
    Price shall be subject to adjustment from time to time as follows:

   (a)	(1)	If the Corporation shall issue
    any Additional Stock (as defined
    below) without consideration or
    for a consideration per share less
    than the Series C Conversion Price
    in effect immediately prior to the
    issuance of such Additional Stock,
    then, and in each case, the
    Series C Conversion Price in
    effect immediately prior to each
    such issuance shall be reduced
    only, as of the opening of
    business on the date of such
    issuance or sale, to a price equal
    to the lowest price at which such
    Additional Stock has been issued
    on or after the date on which the
    Series C Preferred Stock was
    issued.

    (2)	For the purpose of making any
        adjustment in the Series C
        Conversion Price, the
        consideration received by the
        Corporation for any issue or sale
        of Additional Stock,

       i.	to the extent it consists
          of cash, shall be computed at
          the net amount of cash
          received by the Corporation
          after deduction of any
          underwriting or similar
          commission or compensation
          paid or allowed by the Company
          in connection with such issue or sale;

      ii.	to the extent it consists
          of property other than cash,
          shall be computed at the fair
          value of that property as
          determined in good faith by
          the Board of Directors of this
          Corporation ("Board"); and

     iii.	if Additional Stock,
          Convertible Securities (as
          hereinafter defined), or
          rights or options to purchase
          either Additional Stock or
          Convertible Securities are
          issued or sold together with
          other stock or securities or
          other assets of this Corporation for a
          consideration that covers
          both, shall be computed as the
          portion of the consideration
          so received that may be
          reasonably determined in good
          faith by the Board to be
          allocable to such Additional
          Stock, Convertible Securities or rights or options.

    (b)	For the purpose of the adjustment
     provided in this subsection c(iii), if
     at any time or from time to time after
     the issue date of the Series C
     Preferred Stock, this Corporation
     shall issue or have outstanding any
     rights or options for the purchase of,
     or stock or other securities
     convertible into, Additional Stock
     (such convertible stock or securities
     being hereinafter referred to as
     "Convertible Securities"), then, in
     each case, if the Effective Price (as
     hereinafter defined) of such rights,
     options, or Convertible Securities
     shall be less than then existing
     Series C Conversion Price, the
     Corporation shall be deemed to have
     issued at the time of the issuance of
     such rights or options or Convertible
     Securities the maximum amount of
     Additional Stock issuable upon
     exercise or conversion thereof and to
     have received as consideration for the
     issuance of such shares an amount
     equal to the total amount of the
     consideration, if any, received by the
     Corporation for the issuance of such
     rights or options or Convertible
     Securities, plus, in the case of such
     options or rights, the minimum amounts
     of consideration, if any, payable to
     the Corporation upon exercise or
     conversion of such options or rights.
     "Effective Price" shall mean the
     quotient determined by dividing the
     total of all of such consideration by
     such maximum number of shares of
     Additional Stock which may be obtained
     upon conversion of such Convertible
     Securities.  No further adjustment of
     the Series C Conversion Price adjusted
     upon the issuance of such rights,
     options, or Convertible Securities
     shall be made as a result of the
     actual issuance of Additional Stock on
     the exercise of any such rights or
     options or the conversion of any such
     Convertible Securities.

  (c)	For the purpose of the adjustment
     provided for in this
     subsection c(iii), if at any time or
     from time to time after the issue date
     of the Series C Preferred Stock, the
     Corporation shall issue any rights or
     options for the purchase of
     Convertible Securities, then, in each
     such case, if the Effective Price
     thereof is less than the then current
     Series C Conversion Price, the
     Corporation shall be deemed to have
     issued at the time of the issuance of
     such rights or options the maximum
     amount of Additional Stock issuable
     upon conversion of the total amount of
     convertible Securities covered by such
     rights or options and to have received
     as consideration for the issuance of
     such Additional Stock an amount equal
     to the amount of consideration, if
     any, received by the Corporation for
     the issuance of such rights or
     options, plus the minimum amounts of
     consideration, if any, payable to the
     Corporation upon the exercise of such
     rights or options plus the minimum
     amount of consideration, if any,
     payable to the Corporation upon the
     conversion of such Convertible
     Securities.  "Effective Price" shall
     mean the quotient determined by
     dividing the total amount of such
     consideration by such maximum amount
     of Additional Stock.  No further
     adjustment of such Series C Conversion
     Price adjusted upon the issuance of
     such rights or options shall be made
     as a result of the actual issuance of
     the Convertible Securities upon the
     exercise of such rights or options or
     upon the actual issuance of Additional
     Stock upon the conversion of such
     Convertible Securities.

  (d)	The term "Additional Stock" as
     used herein shall mean all shares of
     Common Stock issued or deemed issued
     by the Corporation after the issue
     date of the Series C Preferred Stock,
     whether or not subsequently reacquired
     or retired by the Corporation, other
     than (1) pursuant to a qualified
     Employee Stock Option Plan approved by
     the Board of Directors of the
     Corporation; and (2) Warrants existing
     on June 13, 1988 to purchase 80,000
     shares of Common Stock at $0.10 per
     share.

   (e)	In the event the Corporation
     should at any time or from time to
     time after the issue date of the
     Series C Preferred Stock fix a record
     date for the effectuation of a split
     or subdivision of the outstanding
     shares of Common Stock or the
     determination of holders of Common
     Stock entitled to receive a dividend
     or other distribution payable in
     additional shares of Common Stock or
     other securities or rights convertible
     into, or entitling the holder thereof
     to receive, directly or indirectly,
     additional shares of Common Stock
     (hereinafter referred to as "Series C
     Common Stock Equivalents") without
     payment of any consideration by such
     holder for the additional shares of
     Common Stock or the Series C Common
     Stock Equivalents (including the
     additional shares of Common Stock
     issuable upon conversion or exercise
     thereof), then, as of such record date
     (or the date of such dividend
     distribution, split or subdivision if
     no record date is fixed), the Series C
     Conversion Price shall be
     appropriately decreased to an amount
     equal to the Series C Conversion Price
     in effect on the record date (or the
     date of such dividend, distribution,
     split or subdivision) times a
     fraction, the numerator of which shall
     be the number of shares outstanding
     before the dividend, subdivision,
     distribution or split and the
     denominator of which shall be the
     number of shares outstanding after the
     dividend, subdivision, distribution or
     split.

   (f)	If the number of shares of Common
     Stock outstanding at any time after
     the issue date of the Series C
     Preferred Stock is decreased by a
     combination of the outstanding shares
     of Common Stock, then, following the
     record date of such combination, the
     Series C Conversion Price shall be
     appropriately increased to an amount
     equal to the Series C Conversion Price
     in effect on the record date (or the
     date of such combination) times a
     fraction, the numerator of which shall
     be the number of shares outstanding
     before the combination and the
     denominator of which shall be the
     number of shares outstanding after the
     combination.

   (iv)	Other Distributions.  In the event
     this Corporation shall declare a
     distribution payable in securities of
     other persons, evidences of indebtedness issued by this Corporation or other persons, assets (excluding cash dividends) or options or rights not otherwise referred to in subsection c(iii), then, in each such case for the purpose of subsection c(iii), the holders of the Series C Preferred Stock shall be entitled to a proportionate share of any such distribution as though they were the holders of the number of shares of Common
     Stock of the Corporation into which their shares of Series C Preferred Stock are convertible as of the record date fixed for the determination of the holders of Common Stock of the Corporation entitled to receive such distribution.

   (v)	Mergers and Consolidations.  In the
     case of any consolidation or any merger of the Corporation with or into another corporation (other than a consolidation or merger in which the Corporation is the continuing corporation), the corporation resulting from such consolidation or surviving such merger shall make suitable provision so that the Series C Preferred
     Stock shall thereafter be convertible into the kind and amount of shares of stock, other securities, or property receivable upon such consolidation or merger by a holder of the number of shares of Common
     Stock into which such Series C Preferred
     Stock might have been converted
     immediately prior to such consolidation or merger. The provisions of this subsection shall apply to successive consolidations and mergers.

   (vi)	Recapitalizations.  In the case of a
     recapitalization of this Corporation
     affecting its outstanding shares of Common
     Stock, the Series C Preferred Stock shall thereafter be convertible into the kind and amount of shares of stock, other securities, or property receivable upon such recapitalization by a holder of the number of shares of Common stock into which such Series C Preferred Stock might have been converted immediately prior to such recapitalization.

   (vii)	No Impairment.  This Corporation
     will not, by amendment of its Articles of Incorporation or through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by this Corporation, but will at all times in good faith assist in the carrying out of all the provisions of this Section c and in the taking of all such action as may be necessary or appropriate in order to protect the Series C Conversion Rights of the holders of the Series C Preferred
     Stock against impairment.

   (viii)	No Fractional Shares and
     Certificate as to Adjustments.

   (a)	No fractional shares shall be
       issued upon conversion of the Series C
       Preferred Stock, and the number of
       shares of Common Stock to be issued
       shall be rounded to the nearest whole
       share.  Whether or not fractional
       shares are issuable upon such
       conversion shall be determined on the
       basis of the total number of shares of
       Series C Preferred Stock as the case
       may be the holder is at the time
       converting into Common Stock and the
       number of shares of Common Stock
       issuable upon such aggregate
       conversion.

   (b)	Upon the occurrence of each
       adjustment or readjustment of the
       Series C Conversion Price pursuant to
       this Section c, this Corporation, at
       its expense, shall promptly compute
       such adjustment or readjustment in
       accordance with the terms hereof and
       prepare and furnish to each holder of
       Series C Preferred Stock a certificate
       setting forth such adjustment or
       readjustment and showing in detail the
       facts upon which such adjustment or
       readjustment is based.  This
       Corporation shall, upon the written
       request at any time of any holder of
       Series C Preferred Stock, furnish or
       cause to be furnished to such holder a
       like certificate setting forth such
       adjustment and readjustment, the
       Series C Conversion Price at the time
       in effect, and the number of shares of
       Common Stock and the amount, if any,
       of other property which at the time
       would be received upon the conversion
       of a share of Series C Preferred Stock.

   (ix)	Notices of Record Date.  In the event
    of any taking by this Corporation of a
    record of the holders of any class of
    securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a cash dividend) or other distribution, any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right, this Corporation shall mail to each holder of Series C
    Preferred Stock, at least 20 days prior to the date specified therein, a notice specifying the date on which any such record is to be taken for the purpose of such dividend, distribution or right, and the amount and character of such dividend, distribution or right.

   (x)	Reservation of Stock Issuable Upon
    Conversion. This Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock solely for the purpose of effecting the conversion of the shares of the Series C Preferred Stock such number of its shares of Common Stock as shall from time to time to be sufficient to effect the conversion of all outstanding shares of the Series C Preferred Stock;
    and if at any time the number of
    authorized but unissued shares of Common
    Stock shall not be sufficient to effect
    the conversion of all then outstanding
    shares of the Series C Preferred Stock, in addition to such other remedies as shall be available to the holder of such Preferred Stock, this Corporation will take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purposes.

  (xi)	Notices.	Any notice required by the
    provisions of this Section c to be given to the holders of shares of Series C
    Preferred Stock shall be deemed given if deposited in the United States mail, postage prepaid, and addressed to each holder of record at his address appearing on the books of this Corporation.

  d.	Protective Provisions.  So long as shares
    of Series C Preferred Stock are outstanding, this Corporation shall not without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series C Preferred Stock:

   (i)	alter or change the rights,
    preferences or privileges of the shares of Series C Preferred Stock so as to affect adversely the shares; or

   (ii)	increase the authorized number of
    shares of Series C Preferred Stock; or

   (iii)	create any new class or series of
    stock having a preference over, or being on a parity with, the Series C Preferred stock with respect to dividends or upon liquidation, or having rights similar to any of the rights of the Series C
    Preferred stock under Section c hereof; or

   (iv)	issue any shares of Series A Preferred
    stock or distribute any shares of Series A
    Preferred Stock held as treasury stock by the Corporation; or

   (v)	do any act or thing which would result
    in taxation of the holders of shares of
    Series C Preferred Stock under Section 305 of the Internal Revenue Code of 1954, as amended (or any comparable provision of the Internal Revenue Code as hereafter from time to time amended).

   e.	Voting Rights.  Each holder of Series C
      Preferred Stock shall be entitled to vote on all matters and shall be entitled to the number of votes equal to the largest number of full shares of Common Stock into which such shares of Series C Preferred Stock could be converted, pursuant to the provisions of Section c hereof, at the record date for the determination of the shareholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited. Except as required by law, the holders of shares of Series C Preferred Stock and Common Stock shall vote together and not as separate classes.

 3.	Series D Preferred Stock.  A series of
   Preferred Stock consisting of 500,000 shares of Preferred Stock, par value $.10 per share, designated as Series D Preferred Stock is established. The relative rights and preferences of the Series D Preferred Stock shall be as follows:

   a.	Dividend Provisions.

   (i)  The holders of shares of Series D
    Preferred Stock shall be entitled to
    receive dividends, out of any assets
    legally available therefor, at the rate of $0.07 per share per annum (the "Series D
    Cumulative Dividend"), payable quarterly, on the first day of January, April, July and October in each year. The Series D
    Cumulative Dividend shall accrue on each share from the date of its original issuance and shall accrue on each share from the date of its original issuance and shall accrue from day to day, whether or not earned or declared. The Series D
    Cumulative Dividend shall be cumulative so that if such dividend in respect of any previous quarterly dividend period at said rate per share per annum shall not have been paid on or declared and set apart for all Series D Preferred Stock at the time outstanding, the deficiency shall be fully paid on or declared and set apart for such shares before the Corporation makes any distribution to holders of Common Stock.

   (ii)	For purposes of subparagraph (i),
    "distribution" shall mean the transfer of cash or property without consideration.
    whether by way of dividend or otherwise, payable other than in Common Stock of the Corporation, or the purchase or redemption of shares of the Corporation (other than repurchases of Common Stock held by employees or consultants of this
    Corporation upon termination of their
    employment or services for an amount not to exceed fair market value as determined in good faith by the Board of Directors, pursuant to agreements providing for such repurchase) for cash or property, including any such transfer, purchase or redemption by a subsidiary of this Corporation.

   b.	Liquidation Preference.

   (i)	In the event of any liquidation,
    dissolution or winding up of this
    Corporation, either voluntary or
    involuntary, the holders of Series D
    Preferred Stock shall be entitled to
    receive, and prior and in preference to
    any distribution of any of the assets of this Corporation to the holders of Common
    Stock, if any, by reason of their
    ownership thereof, an amount per share
    equal to the sum of $1.00 for each
    outstanding share of Series D Preferred
    Stock (the "Original Series D Issue
    Price") and all accrued but unpaid
    dividends per share since the date of
    issuance of any Series D Preferred Stock, and no more. Notwithstanding the above, the holders of the Series D Preferred
    Stock shall not be superior or prior to, nor in parity with, in any respect, the holders of the Series B Preferred Stock or Series C Preferred Stock.

   (ii)	A consolidation or merger of this
    Corporation with or into any other
    corporation or corporations, or a sale,
    conveyance or disposition of all or
    substantially all of the assets of this
    Corporation or the effectuation by the
    Corporation of a transaction or series of related transactions in which more than 50% of the voting power of the Corporation is disposed of, shall not be deemed to be a liquidation, dissolution or winding up within the meaning of the Section b, but shall instead be treated pursuant to subsection c(v) hereof.

   c.	Conversion.  The holders of the Series D
     Preferred Stock shall have conversion rights as follows (the "Series D Conversion Rights"):

   (i)	Right to Convert.  Subject to
    subsection c(iii), each share of Series D
    Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share, at the office of this Corporation or any transfer agent for the Series D
    Preferred Stock, into such number of fully paid and nonassessable shares of Common
    Stock as is determined by dividing the
    Original Series D Issue Price plus all
    accrued but unpaid dividends per share on the date of conversion by the Series D
    Conversion Price at the time in effect for such shares. The initial Series D
    Conversion Price per share shall be the
    Original Series D Issue Price; provided, however, that the Series D Conversion
    Price shall be subject to adjustment as
    set forth in subsection c(iii).

   (ii)	Mechanics of Conversion.  Before any
    holder of Series D Preferred Stock shall be entitled to convert the same into shares of Common Stock, he shall surrender the certificate or certificates therefor, duly endorsed, at the office of this Corporation or of any transfer agent for such series of Preferred Stock, and shall give written notice by mail, postage prepaid, to this Corporation at its principal corporate office, of the election to convert the same and shall state therein the name or names in which the certificate or certificates for shares of Common Stock are to be issued. This
    Corporation shall, as soon as practicable thereafter, issue and deliver at such office to such holder of the Series D
    Preferred Stock, or to the nominee or
    nominees of such holder, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled as aforesaid. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares of the Series D Preferred Stock to be converted, and the person or persons entitled to receive the shares of Common stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common
    Stock as of such date.

   (iii)	Series D Conversion Price
    Adjustments.  The Series D Conversion
    Price shall be subject to adjustment from time to time as follows:

    (a)	In the event the Corporation
     should at any time or from time to
     time after the issue date of the
     Series D Preferred Stock fix a record
     date for the effectuation of a split
     or subdivision of the outstanding
     shares of Common Stock or the
     determination of holders of Common
     Stock entitled to receive a dividend
     or other distribution payable in
     additional shares of Common Stock or
     other securities or rights convertible
     into, or entitling the holder thereof
     to receive, directly or indirectly,
     additional shares of Common Stock
     (hereinafter referred to as "Series D
     Common Stock Equivalents") without
     payment of any consideration by such
     holder for the additional shares of
     Common Stock or the Series D Common
     Stock Equivalents (including the
     additional shares of Common Stock
     issuable upon conversion or exercise
     thereof), then, as of such record date
     (or the date of such dividend
     distribution, split or subdivision if
     no record date is fixed), the Series D
     Conversion Price shall be
     appropriately decreased to an amount
     equal to the Series D Conversion Price
     in effect on the record date (or the
     date of such dividend, distribution,
     split or subdivision) times a
     fraction, the numerator of which shall
     be the number of shares outstanding
     before the dividend, subdivision,
     distribution or split and the
     denominator of which shall be the
     number of shares outstanding after the
     dividend, subdivision, distribution or
     split.

   (b)	If the number of shares of Common
     Stock outstanding at any time after
     the issue date of the Series D
     Preferred Stock is decreased by a
     combination of the outstanding shares
     of Common Stock, then, following the
     record date of such combination, the
     Series D Conversion Price shall be
     appropriately increased to an amount
     equal to the Series D Conversion Price
     in effect on the record date (or the
     date of such combination) times a
     fraction, the numerator of which shall
     be the number of shares outstanding
     before the combination and the
     denominator of which shall be the
     number of shares outstanding after the
     combination.

   (iv)	Other Distributions.  In the event
    this Corporation shall declare a
    distribution payable in securities of
    other persons, evidences of indebtedness issued by this Corporation or other persons, assets (excluding cash dividends) or options or rights not otherwise referred to in subsection c(iii), then, in each such case, the holders of the Series D Preferred Stock shall be entitled to a proportionate share of any such distribution as though they were holders of the number of shares of Common Stock of the Corporation into which their shares of Series D Preferred Stock are convertible as of the record date fixed for the determination of the holders of Common
    Stock of the Corporation entitled to
    receive such distribution.

   (v)	Mergers and Consolidations.  In the
    case of any consolidation or any merger of the Corporation with or into another corporation (other than a consolidation or merger in which the Corporation is the continuing corporation), the corporation resulting from such consolidation or surviving such merger shall make suitable provision so that the Series D Preferred
    Stock shall thereafter be convertible into the kind and amount of shares of stock, other securities, or property receivable upon such consolidation or merger by a holder of the number of shares of Common
    Stock into which such Series D Preferred
    Stock might have been converted
    immediately prior to such consolidation or merger. The provisions of this subsection shall apply to successive consolidations and mergers.

   (vi)	Recapitalizations.  In the case of a
    recapitalization of this Corporation
    affecting its outstanding shares of Common
    Stock, the Series D Preferred Stock shall thereafter be convertible into the kind and amount of shares of stock, other securities, or property receivable upon such recapitalization by a holder of the number of shares of Common Stock into which such Series D Preferred Stock might have been converted immediately prior to such recapitalization.

   (vii)	No Impairment.  This Corporation
    will not, by amendment of its Articles of Incorporation or through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by this Corporation, but will at all times in good faith assist in the carrying out of all the provisions of this Section c and in the taking of all such action as may be necessary or appropriate in order to protect the Series D Conversion Rights of the holders of the Series D Preferred
    Stock against impairment.

   (viii)	No Fractional Shares and
    Certificate as to Adjustments.

    (a)	No fractional shares shall be
     issued upon conversion of the Series D
     Preferred Stock, and the number of
     shares of Common Stock to be issued
     shall be rounded to the nearest whole
     share.  Whether or not fractional
     shares are issuable upon such
     conversion shall be determined on the
     basis of the total number of shares of
     Series D Preferred Stock as the case
     may be the holder is at the time
     converting into Common Stock and the
     number of shares of Common Stock
     issuable upon such aggregate
     conversion.

    (b)	Upon the occurrence of each
     adjustment or readjustment of the
     Series D Conversion Price pursuant to
     this Section c, this Corporation, at
     its expense, shall promptly compute
     such adjustment or readjustment in
     accordance with the terms hereof and
     prepare and furnish to each holder of
     Series D Preferred Stock a certificate
     setting forth such adjustment or
     readjustment and showing in detail the
     facts upon which such adjustment or
     readjustment is based.  This
     Corporation shall, upon the written
     request at any time of any holder of
     Series D Preferred Stock, furnish or
     cause to be furnished to such holder a
     like certificate setting forth such
     adjustment and readjustment, the
     Series D Conversion Price at the time
     in effect, and the number of shares of
     Common Stock and the amount, if any,
     of other property which at the time
     would be received upon the conversion
     of a share of Series D Preferred Stock.

   (ix)	Notices of Record Date.  In the event
    of any taking by this Corporation of a
    record of the holders of any class of
    securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a cash dividend) or other distribution, any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right, this Corporation shall mail to each holder of Series D
    Preferred Stock, at least 20 days prior to the date specified therein, a notice specifying the date on which any such record is to be taken for the purpose of such dividend, distribution or right, and the amount and character of such dividend, distribution or right.

   (x)	Reservation of Stock Issuable Upon
    Conversion. This Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock solely for the purpose of effecting the conversion of the shares of the Series D Preferred Stock such number of its shares of Common Stock as shall from time to time to be sufficient to effect the conversion of all outstanding shares of the Series D Preferred Stock;
    and if at any time the number of
    authorized but unissued shares of Common
    Stock shall not be sufficient to effect
    the conversion of all then outstanding
    shares of the Series D Preferred Stock, in addition to such other remedies as shall be available to the holder of such Preferred Stock, this Corporation will take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purposes.

   (xi)	Notices.	Any notice required by the
    provisions of this Section c to be given to the holders of shares of Series D
    Preferred Stock shall be deemed given if deposited in the United States mail, postage prepaid, and addressed to each holder of record at his address appearing on the books of this Corporation.

   d.	Protective Provisions.  So long as shares
     of Series D Preferred Stock are outstanding, this Corporation shall not without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series D Preferred Stock:

   (i)	alter or change the rights,
    preferences or privileges of the shares of Series D Preferred Stock so as to affect adversely the shares; or

   (ii)	increase the authorized number of
    shares of Series D Preferred Stock; or

   (iii)	create any new class or series of
    stock having a preference over, or being on a parity with, the Series D Preferred stock with respect to dividends or upon liquidation, or having rights similar to any of the rights of the Series D
    Preferred stock under Section c hereof; or

   (iv)	issue any shares of Series A Preferred
    stock; or

   (v)	do any act or thing which would result
    in taxation of the holders of shares of
    Series D Preferred Stock under Section 305 of the Internal Revenue Code of 1954, as amended (or any comparable provision of the Internal Revenue Code as hereafter from time to time amended).

   e.	Redemption.  The Series D Preferred Stock
      shall be redeemable, in whole or in part
      (except as to any shares of Series D Preferred
      Stock that have been surrendered to this Corporation for conversion into shares of Common Stock), at the option of this Corporation by resolution of the Board of Directors, by lot or pro rata if less than all of the Series D Preferred Stock is being redeemed, at any time and from time to time after July 31, 1991, or before such time in the event of a consolidation or merger of this Corporation with or into any other corporation or corporations, or a sale, conveyance or disposition of all or substantially all of the assets of this Corporation or the effectuation by this Corporation of a transaction or series of related transactions in which more than 50% of the voting power of this Corporation is disposed of, upon at least 10 but not more than 30 days prior written notice to the record holders thereof, at the addresses of such holders as the same appear on the records of this Corporation, at a redemption price, per share, of $1.00, plus all dividends accrued and unpaid up to the date fixed for redemption, and no more. If such notice of redemption shall have been duly given and is, on or before the redemption date specified in such notice, the funds necessary for such redemption shall have been set apart so as to be and continue to be available therefor, then, notwithstanding that any certificates representing shares of
      Series D Preferred stock called for redemption shall not have been surrendered, such shares shall no longer be deemed outstanding and all rights of the holders of such shares of Series D Preferred Stock so called for redemption shall forthwith on such redemption date cease and terminate, except the right of the holders thereof to exercise on or before the redemption date any privilege of conversion to which the holders are then entitled, and the right to receive the redemption price as specified above. In case less than all the shares represented by any surrendered certificates are redeemed, a new certificate shall be issued representing the unredeemed shares.

   f.	Voting Rights.  Each holder of Series D
      Preferred stock shall be entitled to vote on all matters and shall be entitled to the number of votes equal to the largest number of full shares of Common Stock into which such shares of Series D Preferred Stock could be converted, pursuant to the provisions of Section c hereof, at the record date for the determination of the shareholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited. Except as required by law, the holders of shares of Series D Preferred Stock and Common Stock shall vote together and not as separate classes.

 4.	Series D Preferred Stock.  A series of
   Preferred stock consisting of 300,000 shares of Preferred Stock, par value $.10 per share, designated as Series E Preferred Stock is established. The relative rights and preferences of the Series E Preferred Stock shall be as follows:

    a.	Dividend Provisions.

   	   The holders of shares of Series E
       Preferred Stock shall be entitled to receive dividends when and as declared by the Board of Directors; provided, however, that such holders of Series E Preferred Stock shall be entitled to receive dividends equivalent on a per share basis to the holders of Common Stock.

    b.	Liquidation Preference.

   (i)	In the event of any liquidation,
    dissolution or winding up of this
    Corporation, either voluntary or
    involuntary, the holders of Series E
    Preferred Stock shall be entitled to
    receive, and prior and in preference to
    any distribution of any of the assets of this Corporation to the holders of Common
    Stock, if any, by reason of their
    ownership thereof, an amount per share
    equal to the sum of $1.00 for each
    outstanding share of Series E Preferred
    Stock (the "Original Series E Issue
    Price") and all accrued but unpaid
    dividends per share since the date of
    issuance of any Series E Preferred Stock, and no more; provided, however, that the holders of the Series E Preferred Stock shall be entitled to receive the amount that such holders would have received had their shares been converted immediately prior to liquidation, dissolution or winding up of the Corporation, if such amount is greater than the amount payable under the first sentence of this subsection. Notwithstanding the above, the holders of the Series E Preferred
    Stock shall not be superior or prior to, nor in parity with, in any respect, the holders of the Series B Preferred Stock,
    Series C Preferred Stock,  or Series D
    Preferred Stock.

   (ii)	A consolidation or merger of this
    Corporation with or into any other
    corporation or corporations, or a sale,
    conveyance or disposition of all or
    substantially all of the assets of this
    Corporation or the effectuation by the
    Corporation of a transaction or series of related transactions in which more than 50% of the voting power of the Corporation is disposed of, shall not be deemed to be a liquidation, dissolution or winding up within the meaning of this Section b but shall instead be treated pursuant to subsection c(v) hereof.

   c.	Conversion.  The holders of the Series E
     Preferred Stock shall have conversion rights as follows (the "Series E Conversion Rights"):

   (i)	Right to Convert.  Subject to
    subsection c(iii), each share of Series E
    Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share, at the office of this Corporation or any transfer agent for the Series E
    Preferred Stock, into such number of fully paid and nonassessable shares of Common
    Stock as is determined by dividing the
    Original Series E issue Price plus all
    accrued but unpaid dividends per share on the date of conversion by the Series E
    Conversion Price at the time in effect for such shares. The initial SEries E
    Conversion Price per share shall be $.20;
    provided, however, that the Series E
    conversion Price shall be subject to
    adjustment as set forth in subsection c(iii).

   (ii)	Mechanics of Conversion.  Before any
    holder of Series E Preferred Stock shall be entitled to convert the same into shares of Common Stock, he shall surrender the certificate or certificates therefor, duly endorsed, at the office of this Corporation or of any transfer agent for such series of Preferred Stock, and shall give written notice by mail, postage prepaid, to this Corporation at its principal corporate office, of the election to convert the same and shall state therein the name or names in which the certificate or certificates for shares of Common Stock are to be issued. This
    Corporation shall, as soon as practicable thereafter, issue and deliver at such office to such holder of the Series E
    Preferred Stock, or to the nominee or
    nominees of such holder, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled as aforesaid. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares of the Series E Preferred Stock to be converted, and the person or persons entitled to receive the shares of Common
    Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common
    Stock as of such date.

   (iii)	Series E Conversion Price
    Adjustments.  The Series E Conversion
    Price shall be subject to adjustment from time to time as follows:

    (a)	In the event the Corporation
     should at any time or from time to
     time after the issue date of the
     Series E Preferred Stock fix a record
     date for the effectuation of a split
     or subdivision of the outstanding
     shares of Common Stock or the
     determination of holders of Common
     Stock entitled to receive a dividend
     or other distribution payable in
     additional shares of Common Stock or
     other securities or rights convertible
     into, or entitling the holder thereof
     to receive, directly or indirectly,
     additional shares of Common Stock
     (hereinafter referred to as "Series E
     Common Stock Equivalents") without
     payment of any consideration by such
     holder for the additional shares of
     Common Stock or the Series Common
     Stock Equivalents (including the
     additional shares of Common Stock
     issuable upon conversion or exercise
     thereof), then, as of such record date
     (or the date of such dividend
     distribution, split or subdivision if
     no record date is fixed), the Series E
     Conversion Price shall be
     appropriately decreased to an amount
     equal to the Series E Conversion Price
     in effect on the record date (or the
     date of such dividend, distribution,
     split or subdivision) times a
     fraction, the numerator of which shall
     be the number of shares outstanding
     before the dividend, subdivision,
     distribution or split and the
     denominator of which shall be the
     number of shares outstanding after the
     dividend, subdivision, distribution or
     split.

    (b)	If the number of shares of Common
     Stock outstanding at any time after
     the issue date of the Series E
     Preferred Stock is decreased by a
     combination of the outstanding shares
     of Common Stock, then, following the
     record date of such combination, the
     Series E Conversion Price shall be
     appropriately increased to an amount
     equal to the Series E Conversion Price
     in effect on the record date (or the
     date of such combination) times a
     fraction, the numerator of which shall
     be the number of shares outstanding
     before the combination and the
     denominator of which shall be the
     number of shares outstanding after the
     combination.

   (iv)	Other Distributions.  In the event
    this Corporation shall declare a
    distribution payable in securities of
    other persons, evidences of indebtedness issued by this Corporation or other persons, assets (excluding cash dividends) or options or rights not otherwise referred to in subsection c(iii), then, in each such case, the holders of the Series E Preferred Stock shall be entitled to a proportionate share of any such distribution as though they were the holders of the number of shares of Common
    Stock of the Corporation into which their shares of Series E Preferred Stock are convertible as of the record date fixed for the determination of the holders of Common Stock of the Corporation entitled to receive such distributions.

   (v)	Mergers and Consolidations.  In the
    case of any consolidation or any merger of the Corporation with or into another corporation (other than a consolidation or merger in which the Corporation is the continuing corporation), the corporation resulting from such consolidation or surviving such merger shall make suitable provision so that the Series E Preferred
    Stock shall thereafter be convertible into the kind and amount of shares of stock, other securities, or property receivable upon such consolidation or merger by a holder of the number of shares of Common
    Stock into which such Series E Preferred
    Stock might have been converted
    immediately prior to such consolidation or merger. The provisions of this subsection shall apply to successive consolidations and mergers.

   (vi)	Recapitalizations.  In the case of a
    recapitalization of this Corporation
    affecting its outstanding shares of Common
    Stock, the Series E Preferred Stock shall thereafter be convertible into the kind and amount of shares of stock, other securities or property receivable upon such recapitalization by a holder of the number of shares of Common Stock into which such Series E Preferred Stock might have been converted immediately prior to such recapitalization.

   (vii)	No Impairment.  This Corporation
    will not, by amendment of its Articles of Incorporation or through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by this Corporation, but will at all times in good faith assist in the carrying out of all the provisions of the Section c and in the taking of all such action as may be necessary or appropriate in order to protect the Series E Conversion Rights of the holders of the Series E Preferred
    Stock against impairment.

   (viii)	No Fractional Shares and
    Certificate as to Adjustments.

    (a)	No fractional shares shall be
     issued upon conversion of the Series E
     Preferred Stock, and the number of
     shares of Common Stock to be issued
     shall be rounded to the nearest whole
     share.  Whether or not fractional
     shares are issuable upon such
     conversion shall be determined on the
     basis of the total number of shares of
     Series E Preferred Stock as the case
     may be the holder is at the time
     converting into Common Stock and the
     number of shares of Common Stock
     issuable upon such aggregate
     conversion.

    (b)	Upon the occurrence of each
     adjustment or readjustment of the
     Series E Conversion Price pursuant to
     this Section c, this Corporation, at
     its expense, shall promptly compute
     such adjustment or readjustment in
     accordance with the terms hereof and
     prepare and furnish to each holder of
     Series E Preferred Stock a certificate
     setting forth such adjustment or
     readjustment and showing in detail the
     facts upon which such adjustment or
     readjustment is based.  This
     Corporation shall, upon the written
     request at any time of any holder of
     Series E Preferred Stock, furnish or
     cause to be furnished to such holder a
     like certificate setting forth such
     adjustment and readjustment, the
     Series E Conversion Price at the time
     in effect, and the number of shares of
     Common Stock and the amount, if any,
     of other property which at the time
     would be received upon the conversion
     of a share of Series E Preferred
     Stock.

   (ix)	Notices of Record Date.  In the event
    of any taking by this Corporation of a
    record of the holders of any class of
    securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a cash dividend) or other distribution, any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right, this Corporation shall mail to each holder of Series E
    Preferred Stock, at least 20 days prior to the date specified therein, a notice specifying the date on which any such record is to be taken for the purpose of such dividend, distribution or right, and the amount and character of such dividend, distribution or right.

   (x)	Reservation of Stock Issuable Upon
    Conversion. This Corporation shall at all Stock solely for the purpose of effecting the conversion of the shares of the Series E
    Preferred Stock such number of its shares of Common Stock as shall from time to time be and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of the Series E Preferred stock, in addition to such other remedies as shall be available to the holder of such Preferred Stock, this Corporation will take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purposes.

   (xi)	Notices.  Any notice required by the
    provisions of this Section c to be given to the holders of shares of Series E Preferred Stock shall be deemed given if deposited in the United States mail, postage prepaid, and addressed to each holder of record at his address appearing on the books of this Corporation.

   d.	Protective Provisions.  So long as shares of
     Series E Preferred Stock are outstanding, this
     Corporation shall not without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series E Preferred Stock:

   (i)	alter or change the rights, preferences or
    privileges of the shares of Series E Preferred
    Stock so as to affect adversely the shares; or

   (ii)	increase the authorized number of shares
    of Series E Preferred Stock; or

   (iii)	Create any new class or series of
    stock having a preference over, or being on a parity with, the Series E Preferred Stock with respect to dividends or upon liquidation, or having rights similar to any of the rights of Series E Preferred Stock under Section c hereof; or

   (iv)	issue any shares of Series A Preferred
    Stock; or

   (v)	Do any act or thing which would result in
    taxation of the holders of shares of Series E
    Preferred Stock under Section 305 of the
    Internal Revenue Code of 1954, as amended (or any comparable provision of the Internal
    Revenue Code as hereafter from time to time amended); or

   (vi)	cause this Corporation to be liquidated or
    dissolved, either voluntarily or involuntarily.

   e.	Redemption.  The Series E Preferred Stock shall
     be redeemable, in whole or in part (except as to any shares of Series E Preferred Stock that have been surrendered to this Corporation for conversion into shares of Common Stock), at the option of this Corporation by resolution of the Board of Directors, by lot or pro rata if less than all of the Series E Preferred stock is being redeemed, at any time and from time to time after September 30, 1992, or before such time in the event of a consolidation or merger of this Corporation with or into any other corporation or corporations, or a sale, conveyance or disposition of all or substantially all of the assets of this Corporation or the effectuation by this Corporation of a transaction or series of related transactions in which more than 50% of the voting power of this Corporation is disposed of, upon at least 10 but not more than 30 days prior written notice to the record holders thereof, at the addresses of such holders as the same appear on the records of this Corporation, at a redemption price, per share, of $1.00, plus all dividends accrued and unpaid up to the date fixed for redemption, and no more. If such notice of redemption shall have been duly given and if, on or before the redemption date specified in such notice, the funds necessary for such redemption shall have been set apart so as to be and continue to be available therefor, then, notwithstanding that any certificates representing shares of Series E Preferred Stock called for redemption shall not have been surrendered, such shares shall no longer be deemed outstanding and all rights of the holders of such shares of Series E Preferred Stock so called for redemption shall forthwith on such redemption date cease and terminate, except the right of the holders thereof to exercise on or before the redemption date any privilege of conversion to which the holders are then entitled, and the right to receive the redemption price as specified above. In case less than all the shares represented by any surrendered certificates are redeemed, a new certificate shall be issued representing the unredeemed shares.

   f.	Voting Rights.  Each holder of Series E
     Preferred Stock shall be entitled to vote on all matters and shall be entitled to the number of votes equal to the largest number of full shares of Common Stock into which such shares of Series E
     Preferred Stock could be converted, pursuant to the provisions of Section c hereof, at the record date for the determination of the shareholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited.
     Except as required by law, the holders of shares of Series E Preferred Stock and Common Stock shall vote together and not as separate classes.

   g.	Notices.  Any notice required by these
     provisions to be given to the holders of shares of Series E Preferred Stock shall be deemed given if sent by U.S. certified mail, return receipt requested and postage prepaid, or by overnight courier and addressed to each holder of record at its address appearing on the books of this Corporation. The date of any such notice shall be deemed to be the date on which it is received.

	THIRD: The business and affairs of the Corporation shall be managed by the Board of Directors. The number of directors constituting the Board of Directors shall be fixed in the manner provided in the Bylaws of the Corporation. Each person shall serve as a director of the Corporation until the first annual meeting of shareholders or until his successor shall have been elected and qualified.

	FOURTH: Cumulative voting shall not be allowed in the election of directors.

	FIFTH: Shareholders shall not have a preemptive right to subscribe for, purchase or acquire additional unissued or treasury shares of the Corporation or securities convertible into shares or carrying share purchase warrants or privileges as the same may be issued from time to time by the Corporation.

	Sixth: The Board of Directors shall have the power to enact, alter, amend and repeal Bylaws not inconsistent with the laws of the State of Iowa and these Amended and Restated Articles of Incorporation as it may deem best for the management of the Corporation.

	Seventh: To the fullest extent permitted by the Iowa Business Corporation Act, as the same exits or may hereafter be amended, a director of the Corporation shall not be liable to the Corporation or its shareholders for monetary damages for breach of fiduciary duty as a director. Any repeal or modification of the Article by the shareholders of the Corporation shall be prospective only and shall not adversely affect any right or protection of a director of the Corporation existing at the time of such repeal or modification.

	IN WITNESS WHEREOF, the Corporation has caused its corporate seal be affixed hereto and these Amended and Restated Articles of Incorporation to be signed by its President this 26th day of October, 1995.



                                 							UNITED SYSTEMS TECHNOLOGY, INC.




                                        	BY:/s/Thomas E. Gibbs
                                        							Thomas E. Gibb, President