Form 10QSB
period 1996-03-31
UNITED SYSTEMS TECHNOLOGY INC
filed 1996-05-15
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                      __________________________

                             FORM 10-QSB

             Quarterly Report under Section 13 or 15 (d)
                of the Securities Exchange Act of 1934

                      __________________________

         For the Quarter Ended:				     Commission File Number
             March 31, 1996				      			      0 - 9574

                      __________________________


                     UNITED SYSTEMS TECHNOLOGY, INC.

             	    Iowa			              				   42-1102759
         (State of Incorporation)	     				(I.R.S. Employer
                            								        Identification Number)

                     3021 Gateway Drive, Suite 240
                         Irving, Texas   75603
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



	As of March 31, 1996 there were 38,643,163 shares of the registrant's Common Stock, par value $0.10 per share, outstanding.



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


	These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements which are included in the annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

             United Systems Technology, Inc. and Subsidiary
	                     Consolidated Balance Sheets

                                					March 31, 1996		December 31,
                                 					(Unaudited)		     1995
Current Assets
Cash and cash equivalents				           $	160,652 	 $  	139,234
Trade accounts receivable, less
allowance for doubtful accounts
of $75,000 at March 31, 1995 and
December 31, 1994				                    	306,552 	    	360,303
 Prepaid expenses and other				           	42,616       		8,314
 Total current assets					                509,819 	    	507,850

Property and equipment, net	          				151,184     		164,962
Goodwill, net				                       1,145,728   		1,168,515
Software development costs, net					      120,460 	    	136,713
Purchased software, net					              179,608     		195,720
Deposits and other					                    14,258      		28,541
                                   					1,611,237 	  	1,694,451

       Total assets		               		$	2,121,056  	$	2,202,301

 Liabilities and Stockholders' Equity
Current Liabilities
 Current portion of capital
  lease obligations 				              $	   33,981  	$   	51,283
  Trade accounts payable					             276,732 	    	301,645
  Accrued payroll				                     	17,776      		22,248
  Accrued interest - related party		    			68,912 	     	67,873
  Other accrued expenses				             	127,760 		    107,469
  Deferred revenue					                   815,286     		839,767
     Total current liabilities					     1,340,447 	  	1,390,284

Notes payable - related party					         50,000     		 50,000
Capital lease obligations,
net of current portion				                 	6,033 		      6,467

Total liabilities		                  			1,396,480 	  	1,446,752

Commitments and contingencies				           	-           		-

 Stockholders' Equity
Preferred stock, convertible,
cumulative, par value $.10 per share;
authorized 5,000,000 shares; issued and
outstanding, 500,000 shares of Series B,
750,000 shares of Series C, 500,000
shares of Series D and 300,000 shares of
Series E (liquidating preference of $1.00,
$.20, $1.00 and $1.00 per share,
respectively,) aggregating $1,450,000 at
March 31, 1996 and December 31, 1995	    	205,000     		205,000
Common stock, par value $.10 per share;
authorized 50,000,000 shares; issued
and outstanding 38,643,163 at March 31,
1996 and December 31, 1995.        				 3,864,315  		 3,864,315
Additional paid-in capital				         	4,157,151 	  	4,157,151
Accumulated deficit				               	(7,501,889) 		(7,470,917)
Total stockholders' equity				           	724,577     		755,549
Total liabilities and stockholders'
equity				                             $2,121,056 	  $2,202,301

The accompanying notes are an integral part of the financial statements.

      						United Systems Technology, Inc. and Subsidiary
                  Consolidated Statements of Operations
                           (Unaudited)

                                    						Three Months Ended
                                         						March 31,
                                    						1996		        1995
Revenue
	Software packages				                 $ 	78,679 	  $	  23,600
	Installation, training and
 customer support                    					73,450     		177,758
	Maintenance				                        	326,837 		    248,806
	Equipment and supplies sales					        47,192 	     	10,018
	Other					                                 -          		2,561
                                   						526,158 	    	462,743
Costs and expenses
	Salaries 					                          310,457     		298,180
	Other general, administrative and
	  selling expense					                  148,580 		    171,649
	Depreciation and amortization					       77,218 	    	127,904
	Commissions 			                         		3,264         		905
	Cost of equipment and supplies sold					 16,339 	      	6,450
                                   						555,858     		605,088
Loss from operations						               (29,699)	   	(142,345)

Nonoperating income (expense)
  Interest expense						                  (2,542)     		(5,836)
  Interest income				                    		1,269       		4,106
                                    						(1,273)	     	(1,729)

Net loss	                          				$	(30,972)  	$	(144,074)

Preferred stock dividend requirements
                                        	(25,865)		    (25,770)

Loss available for common stockholders	$	(56,837)	  $	(169,844)


Earning (loss) per common share					   $   	NIL    	$   	NIL

Weighted average number of common
 shares outstanding						              38,634,163 	 	33,634,163

The accompanying notes are an integral part of the financial statements.


        								United Systems Technology, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
           For the Three Month Period Ended March 31, 1996 and 1995
                               (Unaudited)

                                      						1996	       		1995
Cash flows in operating activities:

Net Loss	  	                         			$	 (30,972)		$	 (144,074)
Adjustments to reconcile net loss
 to net cash provided by operating activities:

  Depreciation and amortization					      	 77,218 	  		 127,904
  Change in operating assets and liabilities:
          Accounts receivable			        			 53,751 		  	 242,096
          Prepaid expenses 						          (34,302)		   	 (2,208)
          Deposits and other						          14,283 		   	 12,084
          Accounts payable						           (23,874)		  	 (53,571)
          Accrued expenses						            15,819 		 	 (112,784)
          Deferred revenue						           (24,481)		 	 (164,711)
					                                   $ 	 78,414		 $  	 48,810
Net cash provided (used) in operating
  activities					                         	 47,442 	  		 (95,264)

Cash flows from investing activities:
  Property and equipment additions					 $ 	 (8,077)		$	   (2,470)
  Additions to purchased software						       (210)		       -
Net cash used in investing activities			$	  (8,287)		$	   (2,470)

Cash flows from financing activities:
  Proceeds from issuance of common stock						 -             -
  Payments on capital lease obligations				(17,736)		  	 (26,814)
Net cash used in financing activities			$  (17,736)		$	  (26,814)

Increase (Decrease) in cash and
  cash equivalents					                 $ 	 21,418 		$	 (124,548)
Cash and cash equivalents, beginning
  of year						                            139,234   			 419,705

Cash and cash equivalents, end of period$  160,652 		$ 	 295,157

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest					                         $   	1,464 		$	    5,136


The accompanying notes are an integral part of the financial statements.


            UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
              Notes To Consolidated Financial Statements
                             (Unaudited)

Note 1.  Basis of Presentation:

	In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. ("USTI") as of March 31, 1996 and December 31, 1995 and the results of operations and cash flows of USTI for the three months ended March 31, 1996 and 1995. The consolidated results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.


Note 2.  Property and Equipment:

	Property and equipment at March 31, 1996 and December 31, 1995 consisted of the following:

                                 							   March 31,		December 31,
                               							       1996		       1995

Leasehold improvements	             		 $    58,702	 	$    58,702
Furniture and fixtures				                  35,518		      37,518
Equipment						                            856,034		     847,956
                              							      952,253	 	    944,176
Less Accumulated depreciation
  and amortization					                   (801,070)		   (779,214)
                              						  	$   151,184	 	$   164,962

Note 3.  Other Assets:

	Other assets at March 31, 1996 and December 31, 1995 consisted of the following:

                                         								Accumulated
March 31, 1996			                     	Cost   		Amortization		     Net

Goodwill			                  	     $ 1,692,128	 $   546,400	   $ 1,145,728
Software development costs			        2,337,299	   2,216,839		      120,460
Purchased Software			                  621,063      441,455	   	   179,608

December 31, 1995

Goodwill                  				     $ 1,692,128 	$   523,613	   $ 1,168,515
Software development costs			        2,337,299	   2,200,586	       136,713
Purchased Software			                  620,852	     425,132 	      195,720

               UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                 Notes To Consolidated Financial Statements
                               (Unaudited)

Note 4.  Preferred Stock:

	The company is in arrears in the payment of dividends to holders of its Series B, C, D and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 1996, are entitled to the payment of approximately $262,525 in dividends which are currently in arrears. Holders of Series C Preferred Stock are entitled to annual dividends of $.018 per share, payable annually and, as of March 31, 1996, are entitled to the payment of approximately $105,245 in dividends which are currently in arrears. Holders of Series D Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 1996, are entitled to the payment of approximately $214,315 in dividends which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 1996, are entitled to the payment of approximately $100,915 in dividends which are currently in arrears.


         	  UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY

Item 2.	Management's Discussion and Analysis of Financial Condition
      		or Plan of Operation

Results of Operations

	The Company derives its revenue from the licensing of its software packages, installation, training and customer modifications, maintenance agreements and equipment sales and commissions. Results of operations for the period ended March 31, 1996 include revenues of $526,158 and a net loss of $30,972 as compared to revenues of $462,743 and a net loss of $144,074 for the same period in 1995.

	The Company continues to adjust its expenses based on anticipated levels of revenue resulting in decreased expenses and improved results of operations. Likewise, management is persistent in its efforts to increase the customers' satisfaction and to direct its marketing efforts toward prospective clients which management believes are better candidates for the Company's products.
With the added diversity of the QuestTM product line (acquired by the Company in November 1995), release of the Boss for Windows application, and the release of its AsystTM product line in the second quarter of 1996, the Company believes it presents to prospective clients a broader choice of hardware platforms on which to operate the Company's software. The response to the Company's direct marketing efforts for the BOSS for Windows application is encouraging to the Company as it begins its marketing campaign in the second quarter for the new AsystTM product line for Windows. Like
BOSS for Windows, the AsystTM product line will operate in a single user or network Windows environment and is seamlessly interfaced with other
Microsoft Office products. The Company believes that its AsystTM product line will offer its current and prospective customers an attractive option, both from a financial and functionality standpoint. Based on the diversity of USTI's products and its ability to offer affordable viable solutions to its clients, management is optimistic that it can continue to grow the business.


Three Month Period Ended March 31, 1996 and 1995

	The Company's total revenue increased 14% from $462,743 during the first quarter in 1995 to $526,158 in 1996. Software license fees increased over 200% in 1996 as compared to 1995, due, in part, to the licensing of products purchased from Quest Data Systems in November 1995 and licensing of its BOSS for Windows product. Management continues to market the InterFundTM, QuestTM, AsystTM and LegacyTM product lines toward prospective customers which it believes are best suited for its products. Installation and training decreased 59% from 1995 due to the decrease in licensing activity in previous periods. Maintenance revenue increased 31% in 1996 , which is attributable to the Quest Data clients. Equipment sales increased over 300% in the first quarter of 1996 due, in part, to the sales of computer equipment and compatible preprinted forms for its products.

	Total costs and expenses decreased 8% from $605,088 in 1995 to $555,858 in 1996. Other general, administrative and selling expense costs decreased 7% in 1996 as a result of continued efforts to control or reduce expenses, with the most significant reductions in the areas of travel, legal expense, health insurance, director's fees and telephone expense. Depreciation and amortization expense decreased 40% in 1996 from 1995 due in part to the complete depreciation of the leasehold improvements for the corporate office move in 1993 and a reduction in software amortization expense. Commission expense increased 261% in 1996 resulting from the increased licensing of the Company's software products during the quarter. Cost of equipment sold increased 153% as a result of increased sales during the period and the addition of forms sales for its applicable products.

Liquidity and Capital Resources

	The Company had net cash provided in operating activities of $47,442 during the three months ended March 31, 1996, as compared to net cash used by operations of $95,264 for the same period in 1995. This decrease in cash used was primarily the result of the improvement in the results of operations in 1996 as compared to 1995. Net cash of $8,287 was utilized during 1996 for investing in capital expenditures versus $2,470 for in 1995. Net cash of $17,736 was utilized in 1996 as compared to $26,8154 in 1995 for financing activities during the three month period.

	Management believes that the effect of its continued focus on adjusting the Company's expenses to the level of revenue, which management anticipates achieving, and the Company's current cash balance will be adequate to meet its working capital requirements in the near future. However, if the Company is not able to continue to generate positive cash flows in the future by achieving a level of sales adequate to support the Company's cost structure, additional financing may be required, of which there can be no assurance.

	The Company has a $50,000 note payable to Ventana Growth Fund, a related party. The maturity date of the note was extended from September 30, 1994 to September 30, 1996. The original maturity date of this note was October 17, 1987. As of March 31, 1996 there was $68,912 of interest outstanding on the note.

	The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of March 31, 1996, dividends were in arrears on Series B preferred stock in the amount of $262,525, on Series C preferred stock in the amount of $105,245, on Series D preferred stock in the amount of $214,315 and on Series E preferred stock in the amount of $100,915.



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



Item 2.  Change In Securities

	Not Applicable


Item 3.  Defaults Upon Senior Securities

	The company is in arrears in the payment of dividends to holders of its Series B, C, D and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 1996, are entitled to the payment of approximately $262,525 in dividends which are currently in arrears. Holders of Series C Preferred Stock are entitled to annual dividends of $.018 per share, payable annually and, as of March 31, 1996, are entitled to the payment of approximately $105,245 in dividends which are currently in arrears. Holders of Series D Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 1996, are entitled to the payment of approximately $214,315 in dividends which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 1996, are entitled to the payment of approximately $100,915 in dividends which are currently in arrears.

Item 4.  Submission of Matters to a Vote of Security Holders

	Not Applicable

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


							United Systems Technology, Inc.


Date:  May 14, 1996		              		By: /s/  Thomas E. Gibbs
                            							      Thomas E. Gibbs, President
                           							       and Chairman of the Board
                           							      (Principal Executive Officer)


Date:  May 14, 1996	              			By: /s/  Randall L. McGee
                            							      Randall L. McGee, Secretary
                            							      and Treasurer
                            							     (Principal Financial and
                           				 			      Accounting Officer)