Form 10QSB
period 1996-06-30
UNITED SYSTEMS TECHNOLOGY INC
filed 1996-08-15
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549
                 __________________________

                      FORM 10-QSB

           Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 __________________________

For the Quarter Ended:				     Commission File Number
   June 30, 1996					       		      0 - 9574

                 __________________________


                UNITED SYSTEMS TECHNOLOGY, INC.

  	    Iowa		              					   42-1102759
(State of Incorporation)			     		(I.R.S. Employer
                								        Identification Number)

                3021 Gateway Drive, Suite 240
                   Irving, Texas   75603
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



	As of June 30, 1996 there were 37,969,763 shares of the registrant's Common Stock, par value $0.10 per share, outstanding.



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



	The consolidated financial information reflects all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of financial position and of the results of operations and cash flows for the periods presented.


	These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements which are included in the annual report on Form 10-KSB for the fiscal year ended December 31, 1995.


         United Systems Technology, Inc. and Subsidiary
                Consolidated Balance Sheets

                                         June 30,
                                           1996                December 31,
                                        (Unaudited)                1995
Current Assets
Cash and cash equivalents               $  108,731            $  139,234
Trade accounts receivable, less allowance
for doubtful accounts
    of $75,000                             327,691               360,303
 Prepaid expenses and other                 25,677                 8,314
Total current assets                       462,099               507,850

Property and equipment, net                133,007               164,962
Goodwill, net                            1,122,942             1,168,515
Software development costs, net            104,825               136,713
Purchased software, net                    164,416               195,720
Deposits and other                          25,641                28,541
                                         1,550,830             1,694,451

       Total assets                     $2,012,929            $2,202,301


 Liabilities and Stockholders' Equity
Current Liabilities
  Current portion of capital
  lease obligations                     $  22,076             $   51,283
  Trade accounts payable                  311,382                301,645
  Accrued payroll                          23,725                 22,248
  Accrued interest - related party         69,940                 67,873
  Other accrued expenses                  127,783                107,469
  Deferred revenue                        723,489                839,767
     Total current liabilities          1,278,395              1,390,284

Notes payable - related party              50,000                 50,000
Capital lease obligations, net
of current portion                          5,542                  6,467

Total liabilities                       1,333,937              1,446,752

Commitments and contingencies                -                      -

 Stockholders' Equity
Preferred stock, convertible, cumulative,
par value $.10 per share;
authorized 5,000,000 shares; issued
and outstanding, 500,000 shares
of Series B, 750,000 shares
of Series C, 500,000 shares of
Series D and 300,000 shares of
Series E (liquidating preference of
$1.00, $.20, $1.00 and $1.00 per
share, respectively,) aggregating
$1,450,000 at June 30, 1996 and December
31, 1995                                  205,000               205,000
Common stock, par value $.10 per share;
authorized 100,000,000 shares;
issued and outstanding 37,969,763
at June 30, 1996 and 38,643,163
December 31, 1995.                      3,796,975             3,864,315
Additional paid-in capital              4,214,390             4,157,151
Accumulated deficit                    (7,537,373)           (7,470,917)
Total stockholders' equity                678,992               755,549
Total
liabilities and stockholders' equity  $ 2,012,929           $ 2,202,301

The accompanying notes are an integral part of the financial statements.

            United Systems Technology, Inc. and Subsidiary
                 Consolidated Statements of Operations
                            (Unaudited)

                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                1996          1995        1996       1995
Revenue
Software packages            $  87,485     $  93,800   $ 166,164  $ 117,400
Installation, training
and customer support            62,190       105,587     135,640    283,345
Maintenance                    310,091       242,143     636,928    490,949
Equipment and supplies
sales                           95,128        41,951      142,320    51,969
Other                            2,969           666        2,969     3,227
                               557,863       484,147    1,084,021   946,890

Costs and expenses
Salaries                       298,454       309,566      608,912   607,746
Other general,
administrative and
  selling expense              153,493       166,575      302,073   338,224
Depreciation and
amortization                    74,296       127,739      151,514   255,643
Commissions                      8,948        14,288       12,212    15,193
Cost of equipment and
supplies sold                   57,373        28,329       73,712    34,779
                               592,565       646,497    1,148,422 1,251,585

Loss from operations           (34,702)     (162,350)     (64,401) (304,695)

Nonoperating income
(expense)
  Interest expense              (2,082)       (5,034)      (4,624)  (10,870)
  Interest income                1,299         3,377        2,568     7,483
                                  (782)       (1,658)      (2,055)   (3,387)

Net loss                     $ (35,484)    $(164,008)   $ (66,456)$(308,082)

Preferred stock dividend
requirements                   (26,240)      (26,055)     (52,104)  (51,825)

Loss available for common
stockholders                 $ (61,724)    $(190,063)   $(118,560)$(359,907)

Loss per common share        $    NIL      $   NIL      $    NIL  $   (0.01)

Weighted average number of
common shares outstanding     37,969,763    33,634,163  37,969,763 33,634,163

The accompanying notes are an integral part of the financial statements.

            United Systems Technology, Inc. and Subsidiary
                Consolidated Statements of Cash Flows
         For the Three Month Period Ended June 30, 1996 and 1995
                            (Unaudited)

                                                 1996            1995
Cash flows in operating
activities:
  Net Loss                                  $  (66,456)      $ (308,082)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization            151,514          255,643
      Change in operating
       assets and liabilities:
          Accounts receivable                   22,511          387,547
          Prepaid expenses                     (17,364)           2,219
          Deposits and other                     2,900            1,819
          Accounts payable                      11,804          (32,457)
          Accrued expenses                      21,791         (195,636)
          Deferred revenue                    (116,278)        (235,296)
                                            $   76,879       $  183,838
Net cash provided (used) in operating
activities                                      10,422         (124,244)

Cash flows from investing activities:
  Property and equipment additions          $   (9,598)      $  (18,543)
  Additions to purchased software               (1,195)          (6,650)
Net cash used in investing activities       $  (10,793)      $  (25,193)

Cash flows from financing
activities:
  Proceeds from issuance of common stock           -                -
  Payments on capital lease obligations        (30,132)         (53,646)
Net cash used in financing activities       $  (30,132)      $  (53,646)

Decrease in cash and cash
equivalents                                 $  (30,503)      $ (203,083)
Cash and cash equivalents,
beginning of year                              139,234          419,705
Cash and cash equivalents, end
of period                                   $  108,731       $  216,622


Supplemental disclosures of cash flow
information:
Cash paid during the period for:
 Interest                                   $    1,171       $    3,222

The accompanying notes are an integral part of the financial statements.


          UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
             Notes To Consolidated Financial Statements
                           (Unaudited)

Note 1.  Basis of Presentation:

	In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. ("USTI") as of June 30, 1996 and December 31, 1995 and the results of operations and cash flows of USTI for the six months ended June 30, 1996 and 1995. The consolidated results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


Note 2.  Property and Equipment:

	Property and equipment at June 30, 1996 and December 31, 1995 consisted of the following:

                        							   June 30,		December 31,
                      							       1996		       1995

Leasehold improvements	    		$    58,702		 $    58,702
Furniture and fixtures				        37,518		      37,518
Equipment						                  857,554	 	    847,956
                    							      953,774 		    944,176
Less Accumulated depreciation
  and amortization					         (820,767)		   (779,214)

                    						  	$   133,007 		$   164,962

Note 3.  Other Assets:

	Other assets at June 30, 1996 and December 31, 1995 consisted of the following:

                                        								Accumulated
June 30, 1996					                     Cost  		Amortization		     Net

Goodwill				                      $ 1,692,128	 $   569,186	    $ 1,122,942
Software development  costs				     2,337,299	   2,232,474	        104,825
Purchased Software		                		622,048      457,632	        164,416

December 31, 1995

Goodwill				                      $ 1,692,128  $   523,614	    $ 1,168,514
Software development  costs				     2,337,299	   2,200,586	        136,713
Purchased Software			                 620,853	     425,133	        195,720

              UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                 Notes To Consolidated Financial Statements
                                 (Unaudited)

Note 4.  Preferred Stock:

	The company is in arrears in the payment of dividends to holders of its Series B, C, D and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 1996, are entitled to the payment of approximately $271,250 in dividends which are currently in arrears.
Holders of Series C Preferred Stock are entitled to annual dividends of $.018 per share, payable annually and, as of June 30, 1996, are entitled to the payment of approximately $108,610 in dividends which are currently in arrears. Holders of Series D Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 1996, are entitled to the payment of approximately $223,040 in dividends which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 1996, are entitled to the payment of approximately $106,150 in dividends which are currently in arrears.

      	  UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY


Item 2.	Management's Discussion and Analysis of Financial Condition
		or Plan of Operation

Results of Operations

	The Company derives its revenue from the licensing of its software packages, installation, training and customer modifications, maintenance agreements and equipment sales and commissions. Results of operations for the period ended June 30, 1996 include revenues of $557,863 and a net loss of $35,484 as compared to revenues of $484,147 and a net loss of $164,008 for the same period in 1995. Results for the six month period ended June 30, 1996 include revenues of $1,084,021 and a net loss of $66,456 as compared to revenues of $946,890 and a net loss of $308,082 in 1995.

	The Company continues to adjust its expenses based on anticipated levels of revenue resulting in decreased expenses and improved results of operations. Likewise, management is persistent in its efforts to increase the customers' satisfaction and to direct its marketing efforts toward prospective clients which management believes are better candidates for the Company's products. With the added diversity of the QuestTM product line (acquired by the Company in November 1995), release of the Boss for Windows application, and the release of its new asystTM product line, the Company believes it presents to prospective clients a broader choice of hardware platforms on which to operate the Company's software. Recently, the response to the Company's direct marketing efforts for the asystTM product line have been encouraging to the Company. Like BOSS for Windows, the asystTM product line operates in a single user or network Windows environment and is seamlessly interfaced with other Microsoft Office products. The Company believes that its asystTM product line offers its current and prospective customers an attractive option, both from a financial and functionality standpoint.

Three Month Period Ended June 30, 1996 and 1995

	The Company's total revenue increased 15% from $484,147 during the second quarter in 1995 to $557,863 in 1996. Software license fees decreased 7% for the period in 1996 as compared to 1995, due, in part, to a decrease in the revenue per unit sold of PC based products versus larger minicomputer products. Management continues to market the InterFundTM, QuestTM, asystTM and LegacyTM product lines toward prospective customers which it believes are best suited for its products. Installation and training decreased 41% from 1995 due to the decrease in licensing minicomputer products in previous periods. Maintenance revenue increased 28% in 1996 , which is attributable to the Quest Data clients. Equipment sales increased over 125% in the second quarter of 1996 due, in part, to the sales of computer equipment and compatible preprinted forms for its products.

	Total costs and expenses decreased 8% from $646,497 in 1995 to $592,565 in 1996. Other general, administrative and selling expense costs decreased 9% in 1996 as a result of continued efforts to control or reduce expenses, with the most significant reductions in the areas of travel, legal expense, health insurance, conference fees and equipment repair/maintenance expense. Depreciation and amortization expense decreased 42% in 1996 from 1995 due in part to the complete depreciation of the leasehold improvements for the corporate office move in 1993 and a reduction in software amortization expense. Commission expense decreased 37% in 1996 resulting from the increased licensing of the Company's software products by Company sales representatives versus sales agents over the same quarter in 1995. Cost of equipment sold increased 103% as a result of increased hardware sales during the period as well as the addition of preprinted forms sales for its applicable products.

Six Month Period Ended June 30, 1996 and 1995

	The Company's total revenue increased 15% from $946,890 in 1995 to $1,084,021 in 1996. Software license fees increased 42% in 1996 as compared to 1995, due, in part, to the licensing of QuestTM products (purchased from Quest Data Systems in November 1995), the Company's BOSS for Windows product and its new asystTM product line. Management continues to market the InterFundTM, QuestTM, asystTM and LegacyTM product lines toward prospective customers which it believes are best suited for its products. Installation. training and customer support revenue decreased 52% in 1996 as compared to 1995 primarily as a result of a decrease in the volume of professional services generated from the licensing activity of the Company's minicomputer products in prior periods. Maintenance revenue increased 30% in 1996 mainly due to the addition of the Quest Data clients. Equipment sales increased over 170% in 1996 due, in part, to the sales of computer equipment and compatible preprinted forms for its products.

	Total costs and expenses decreased 8% from $1,251,585 in 1995 to $1,148,422 during the period in 1996. Salary and contract labor expense remained relatively constant in 1996 when compared to 1995. Other general, administrative and selling expense costs decreased 11% in 1996 as a result of the expense reduction plan that has reduced almost every category of expense, with the most significant reductions in the areas of travel, legal expense, health insurance, conference fees and equipment repair/maintenance expense. Depreciation and amortization expense decreased 40% in 1996 as a result of the complete depreciation of the leasehold improvements for the corporate office move in 1993 and a reduction in software amortization expense. Commission expense decreased 20% in 1996 resulting from the increased licensing of the Company's software products by Company sales representatives versus sales agents over the same period in 1995. Cost of equipment sold increased 112% as a result of increased hardware sales during the period as well as the addition of preprinted forms sales for its applicable products.

Liquidity and Capital Resources

	The Company had net cash provided from operating activities of $10,422 during the six months ended June 30, 1996, as compared to net cash used by operations of $124,244 for the same period in 1995. This decrease in cash used was primarily the result of the improvement in the results of operations in 1996 as compared to 1995. Net cash of $10,793 was utilized during 1996 for investing in capital expenditures versus $25,193 in 1995. Net cash of $30,132 was utilized in 1996 as compared to $53,646 in 1995 for financing activities during the six month period.

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

	The Company has a $50,000 note payable to Ventana Growth Fund, a related party. The maturity date of the note was extended from September 30, 1994 to September 30, 1996. The original maturity date of this note was October 17, 1987. As of June 30, 1996 there was $69,940 of interest outstanding on the note.

	The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of June 30, 1996, dividends were in arrears on Series B preferred stock in the amount of $271,250, on Series
C preferred stock in the amount of $108,610, on Series D preferred stock in the amount of $223,040 and on Series E preferred stock in the amount of $106,150.

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



Item 2.  Change In Securities

	Not Applicable

Item 3.  Defaults Upon Senior Securities

	The company is in arrears in the payment of dividends to holders of its Series B, C, D and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 1996, are entitled to the payment of approximately $271,250 in dividends which are currently in arrears.
Holders of Series C Preferred Stock are entitled to annual dividends of $.018 per share, payable annually and, as of June 30, 1996, are entitled to the payment of approximately $108,610 in dividends which are currently in arrears. Holders of Series D Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 1996, are entitled to the payment of approximately $223,040 in dividends which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 1996, are entitled to the payment of approximately $106,150 in dividends which are currently in arrears.

Item 4.  Submission of Matters to a Vote of Security Holders

	On June 26, 1996, the Company held its Annual Meeting of
Shareholders. At the meeting, the shareholders of the Company voted to approve the following items:

	The following persons were elected as Directors of the Company:
		Thomas E. Gibbs
		Jordan Issackedes
		David G. Sengpiel
		Scott A. Burri
		Earl H. Cohen

	The accounting firm of Grant Thornton LLP was selected as independent accountants for the Company.


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