Form 10QSB
period 1996-09-30
UNITED SYSTEMS TECHNOLOGY INC
filed 1996-11-15
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           --------------------------

For the Quarter Ended:                                  Commission File Number
   September 30, 1996                                           0 - 9574

                           --------------------------


                         UNITED SYSTEMS TECHNOLOGY, INC.

        Iowa                                                  42-1102759
(State of Incorporation)                                   (I.R.S. Employer
                                                         Identification Number)

                          3021 Gateway Drive, Suite 240
                               Irving, Texas 75603
                                 (214) 518-0728

          (Address of principal executive offices and telephone number)

                           --------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No ______



         As  of  September  30,  1996  there  were  37,969,763   shares  of  the
registrant's Common Stock, par value $0.10 per share, outstanding.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB



PART I - FINANCIAL INFORMATION (UNAUDITED)                              PAGE
------------------------------------------

Item 1.  Consolidated Financial Statements

                  Balance Sheets                                          3

                  Statements of Operations                                4

                  Statements of Cash Flows                                5

                  Notes to Consolidated Financial Statements              6


Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                       8




PART II - OTHER INFORMATION                                              11
---------------------------



            ---------------------------------------------------------



         The consolidated financial information reflects all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of financial position and of the results of operations and cash flows for the periods presented.


         These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements which are included in the annual report on Form 10- KSB for the fiscal year ended December 31, 1995.


                 United Systems Technology, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                           September 30,
                                               1996              December 31,
                                            (Unaudited)               1995
                                       ==================    ===================
  Current Assets
Cash and cash equivalents                    $   44,033           $  139,234
Trade accounts receivable, less
allowance for doubtful accounts of $75,000      320,310              368,803
Prepaid expenses and other                       17,875                8,314
                                             ----------           ----------
Total current assets                            382,218              516,351
                                             ----------           ----------

Property and equipment, net                     129,889              164,962
Goodwill, net                                 1,100,155            1,168,515
Software development costs, net                  89,190              136,713
Purchased software, net                         149,098              195,720
Deposits and other                               30,582               28,541
                                             ----------           ----------
                                              1,498,914            1,694,451
                                             ----------           ----------

Total assets                                 $1,881,133           $2,210,802
                                             ==========           ==========


  Liabilities and Stockholders' Equity
Current Liabilities
Current portion of capital lease obligations $   13,324           $   51,283
Notes payable - related party                    50,000               50,000
Trade accounts payable                          254,766              301,645
Accrued payroll                                  27,707               22,248
Accrued interest - related party                 70,980               67,873
Other accrued expenses                          137,603              115,970
Deferred revenue                                653,554              839,767
                                             ----------           ----------
Total current liabilities                     1,207,933            1,448,786

Capital lease obligations,
net of current portion                           13,424                6,467
                                             ----------           ----------

Total liabilities                             1,221,358            1,455,253
                                             ----------           ----------

Commitments and contingencies                      -                    -

  Stockholders' Equity
Preferred stock, convertible, cumulative,
par value $.10 per share; authorized
5,000,000 shares; issued and outstanding,
500,000 shares of Series B, 750,000
shares of Series C, 500,000 shares of
Series D and 300,000 shares of Series E
(liquidating preference of $1.00, $.20,
$1.00 and $1.00 per share, respectively,)
aggregating $1,450,000 at September 30,
1996 and December 31, 1995                      205,000              205,000
Common stock, par value $.10 per share;
authorized 100,000,000 shares; issued
and outstanding 37,969,763 at September 30,
1996 and 38,643,163 December 31, 1995.        3,796,975            3,864,315
Additional paid-in capital                    4,214,390            4,157,151
Accumulated deficit                          (7,556,590)          (7,470,917)
                                             ----------           ----------
Total stockholders' equity                      659,775              755,549
                                             ----------           ----------
Total liabilities and stockholders' equity   $1,881,133           $2,210,802
                                             ==========           ==========

    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)



                                 Three Months Ended         Nine Months Ended
                                    September 30,              September 30,

                                  1996         1995         1996         1995
                              ==========   ==========   ==========   ==========
Revenue
Software packages             $   88,436   $   65,236   $  254,600   $  182,636
Installation, training and
customer support                  55,299      103,712      190,939      387,057
Maintenance                      288,033      245,569      924,961      736,518
Equipment and supplies sales      44,536         (877)     186,856       51,092
Other                              8,278          932       11,247        4,159
                              ----------   ----------   ----------   ----------
                                 484,582      414,573    1,568,603    1,361,463
                              ----------   ----------   ----------   ----------
Costs and expenses
Salaries                         275,921      285,787      884,832      893,533
Other general, administrative
and selling expense              114,599      113,520      416,669      451,744
Depreciation and amortization     71,787      123,696      223,301      379,339
Commissions                       13,917       10,279       26,129       25,472
Cost of equipment and
supplies sold                     25,690        4,769       99,403       39,548
                              ----------   ----------   ----------   ----------
                                 501,913      538,050    1,650,333    1,789,635
                              ----------   ----------   ----------   ----------
Loss from operations             (17,331)    (123,477)     (81,732)    (428,173)
                              ----------   ----------   ----------   ----------

Nonoperating income (expense)
Interest expense                  (2,296)      (4,170)      (6,919)     (15,040)
Interest income                      410        2,043        2,978        9,526
                              ----------   ----------   ----------   ----------
                                  (1,886)      (2,127)      (3,941)      (5,514)
                              ----------   ----------   ----------   ----------

Net loss                      $  (19,217)  $ (125,604)  $  (85,673)  $ (433,687)
                              ==========   ==========   ==========   ==========

Preferred stock dividend
requirements                     (26,345)     (26,334)     (78,449)     (78,159)
                              ----------   ----------   ----------   ----------

Loss available for common
stockholders                  $  (45,562)  $ (151,938)  $ (164,122)  $ (511,846)
                              ==========   ==========   ==========   ==========

Loss per common share         $   NIL      $    NIL     $    NIL     $  (0.01)
                              ==========   ==========   ==========   ==========

Weighted average number of
common shares outstanding     37,969,763   33,634,163   37,969,763   33,634,163
                              ==========   ==========   ==========   ==========

    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
           For the Nine Month Period Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                1996                 1995
                                             ==========           ==========
Cash flows in operating activities:
Net Loss                                     $  (85,673)          $ (433,687)
                                             ----------           ----------

Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:
Depreciation and amortization                   223,301              379,339
 Change in operating assets and liabilities:
Accounts receivable                              29,892              376,991
Prepaid expenses                                 (9,561)                 754
Deposits and other                               (2,041)               2,917
Accounts payable                                (43,772)             (62,930)
Accrued expenses                                 35,593             (231,965)
Deferred revenue                               (186,213)            (224,069)
                                             ----------           ----------

                                             $   47,199           $  241,038
                                             ----------           ----------

Net cash used in operating activities           (38,475)            (192,649)
                                             ----------           ----------

Cash flows from investing activities:
Property and equipment additions             $  (23,659)          $  (18,543)
Additions to purchased software                  (2,065)              (6,650)
                                             ----------           ----------

Net cash used in investing activities        $  (25,724)          $  (25,193)
                                             ----------           ----------

Cash flows from financing activities:
Proceeds from issuance of common stock             -                    -
Payments on capital lease obligations           (31,002)             (82,940)
                                             ----------           ----------

Net cash used in financing activities        $  (31,002)          $  (82,940)
                                             ----------           ----------

Decrease in cash and cash equivalents        $  (95,200)          $ (300,782)
Cash and cash equivalents, beginning of year    139,234              419,705
                                             ----------           ----------

Cash and cash equivalents, end of period     $   44,033           $  118,923
                                             ==========           ==========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest                                     $    2,576           $    1,171
                                             ==========           ==========

    The accompanying notes are an integral part of the financial statements.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation:

         In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. ("USTI") as of September 30, 1996 and December 31, 1995 and the results of operations and cash flows of USTI for the nine months ended September 30, 1996 and 1995. The consolidated results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


Note 2.  Property and Equipment:

         Property and equipment at September 30, 1996 and December 31, 1995 consisted of the following:

                                            September 30,        December 31,
                                                1996                 1995
                                             ----------           ----------

Leasehold improvements                       $   58,702           $   58,702
Furniture and fixtures                           37,518               37,518
Equipment                                       871,615              847,956
                                             ----------           ----------
                                                967,835              944,176
Less Accumulated depreciation
and amortization                               (837,946)            (779,214)
                                             ----------           ----------

                                             $  129,889           $  164,962
                                             ----------           ----------

Note 3.  Other Assets:

         Other assets at September 30, 1996 and December 31, 1995 consisted of the following:

                                              Accumulated
September 30, 1996                    Cost    Amortization      Net
--------------------              ----------   -----------   ----------

Goodwill                          $1,692,128   $  591,973   $1,100,155
Software development
costs                              2,337,299    2,248,109       89,190
Purchased Software                   622,917      473,819      149,098

December 31, 1995

Goodwill                          $1,692,128   $  523,614   $1,168,515
Software development costs         2,337,299    2,200,586      136,713
Purchased Software                   620,853      425,133      195,720

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 4.  Preferred Stock:

         The company is in arrears in the payment of dividends to holders of its Series B, C, D and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1996, are entitled to the payment of approximately $280,075 in dividends which are currently in arrears. Holders of Series C Preferred Stock are entitled to annual dividends of $.018 per share, payable annually and, as of September 30, 1996, are entitled to the payment of approximately $112,050 in dividends which are currently in arrears. Holders of Series D Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1996, are entitled to the payment of approximately $231,960 in dividends which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1996, are entitled to the payment of approximately $111,500 in dividends which are currently in arrears.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Results of Operations

         The Company derives its revenue from the licensing of its software packages, installation, training and customer modifications, maintenance agreements and equipment sales and commissions. Results of operations for the period ended September 30, 1996 include revenues of $484,582 and a net loss of $19,039 as compared to revenues of $414,573 and a net loss of $125,604 for the same period in 1995. Results for the nine month period ended September 30, 1996 include revenues of $1,568,603 and a net loss of $85,495 as compared to revenues of $1,361,463 and a net loss of $433,687 in 1995.

         The Company continues to adjust its expenses based on anticipated levels of revenue resulting in decreased expenses and improved results of operations. Likewise, management is persistent in its efforts to increase the customers' satisfaction and to direct its marketing efforts toward prospective clients which management believes are better candidates for the Company's products. With the added diversity of the QuestTM product line, the Boss for Windows application, and the release of its new asystTM product line, the Company believes it presents to prospective clients a broader choice of hardware platforms on which to operate the Company's software. Recently, the response to the Company's direct marketing efforts for the asystTM product line have been encouraging to the Company. Like BOSS for Windows, the asystTM product line operates in a single user or network Windows environment and is seamlessly interfaced with other Microsoft Office products. The Company believes that its asystTM product line offers its current and prospective customers an attractive option, both from a financial and functionality standpoint.

Three Month Period Ended September 30, 1996 and 1995

         The Company's total revenue increased 17% from $414,573 during the third quarter in 1995 to $484,582 in 1996. Software license fees increased 36% from $65,236 during the third quarter in 1995 to $88,436 in 1996, due, in part, to the Company's increased marketing efforts. Management continues to market the InterFundTM, QuestTM, asystTM and LegacyTM product lines toward prospective customers which it believes are best suited for its products. Installation and training decreased 47% from 1995 due to the decrease in licensing minicomputer products in previous periods. Maintenance revenue increased 17% in 1996 , which is attributable to the addition of the Quest Data clients. Equipment sales increased significantly over the third quarter of 1996 due, in part, to the sales of computer equipment and compatible preprinted forms for its products.

         Total costs and expenses decreased 7% from $538,050 in 1995 to $501,735 in 1996. Other general, administrative and selling expense costs increased only marginally by 2% in 1996 as a result of continued efforts to control or reduce expenses. Depreciation and amortization expense decreased 42% in 1996 from 1995 due in part to the complete depreciation of the leasehold improvements for the corporate office move in 1993 and a reduction in software amortization expense. Commission expense increased 35% in 1996 resulting from the increased licensing of the Company's software products by Company sales representatives over the same quarter in 1995. Cost of equipment sold increased 439% as a result of increased hardware sales during the period as well as the addition of preprinted forms sales for its applicable products.


Nine Month Period Ended September 30, 1996 and 1995

         The Company's total revenue increased 15% from $1,361,463 in 1995 to $1,568,603 in 1996. Software license fees increased 36% in 1996 as compared to 1995, due, in part, to the licensing of QuestTM products, the Company's BOSS for Windows product and its new asystTM product line. Management continues to market the InterFundTM, QuestTM, asystTM and LegacyTM product lines toward prospective customers which it believes are best suited for its products. Installation. training and customer support revenue decreased 51% in 1996 as compared to 1995 primarily as a result of a decrease in the volume of professional services generated from the licensing activity of the Company's minicomputer products in prior periods. Maintenance revenue increased 26% in 1996 mainly due to the addition of the Quest Data clients. Equipment sales increased over 266% in 1996 due, in part, to the sales of computer equipment and compatible preprinted forms for its products.

         Total costs and expenses decreased 8% from $1,789,635 in 1995 to $1,650,155 during the period in 1996. Salary and contract labor expense remained relatively constant in 1996 when compared to 1995. Other general, administrative and selling expense costs decreased 8% in 1996 as a result of the expense reduction plan that has reduced almost every category of expense, with the most significant reductions in the areas of travel, legal expense, health insurance, conference fees and equipment repair/maintenance expense. Depreciation and amortization expense decreased 41% in 1996 as a result of the complete depreciation of the leasehold improvements for the corporate office move in 1993 and a reduction in software amortization expense. Commission expense increased 3% in 1996 resulting from the increased licensing of the Company's software products by Company sales representatives. Cost of equipment sold increased 151% as a result of increased hardware sales during the period as well as the addition of preprinted forms sales for its applicable products.

Liquidity and Capital Resources

         The Company had net cash used by operating activities of $38,475 during the nine months ended September 30, 1996, as compared to net cash used by operations of $192,649 for the same period in 1995. This decrease in cash used was primarily the result of the improvement in the results of operations and the improved collection efforts in 1996 as compared to 1995. Net cash of $25,724 was utilized during 1996 for investing in capital expenditures versus $25,193 in 1995. Net cash of $31,002 was utilized in 1996 as compared to $82,940 in 1995 for financing activities during the nine month period.

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

         The Company has a $50,000 note payable to Ventana Growth Fund, a related party. The maturity date of the note was extended from September 30, 1994 to September 30, 1996. The Company is currently negotiating an extension to this maturity date. The original maturity date of this note was October 17, 1987. As of September 30, 1996 there was $70,980 of interest outstanding on the note. It may be necessary for the Company to seek further extensions of the maturity of this obligation in the future.

         The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of September 30, 1996, dividends were in arrears on Series B preferred stock in the amount of $280,075, on Series C preferred stock in the amount of $112,050, on Series D preferred stock in the amount of $231,960 and on Series E preferred stock in the amount of $111,500.

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

         On August 12, 1996, Plaintiff City of Siloam Springs, Arkansas filed suit against USTI alleging defects in software and services sold to the city in 1994. The suit alleges three different theories of recovery, as to each of which, plaintiff claims in excess of $10,000. USTI intends to answer the lawsuit by denying all material allegations therein, and intends to vigorously defend such allegations.




Item 2.  Change In Securities

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         The company is in arrears in the payment of dividends to holders of its Series B, C, D and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1996, are entitled to the payment of approximately $280,075 in dividends which are currently in arrears. Holders of Series C Preferred Stock are entitled to annual dividends of $.018 per share, payable annually and, as of September 30, 1996, are entitled to the payment of approximately $112,050 in dividends which are currently in arrears. Holders of Series D Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1996, are entitled to the payment of approximately $231,960 in dividends which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1996, are entitled to the payment of approximately $111,500 in dividends which are currently in arrears.

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


                                            United Systems Technology, Inc.


Date: November 14, 1996                By: /s/  Thomas E. Gibbs
                                           --------------------
                                           Thomas E. Gibbs, President
                                           and Chairman of the Board
                                          (Principal Executive Officer)



Date: November 14, 1996                By: /s/  Randall L. McGee
                                           ----------------------
                                           Randall L. McGee, Secretary
                                           and Treasurer
                                          (Principal Financial and
                                           Accounting Officer)