Form 10KSB
period 1996-12-31
UNITED SYSTEMS TECHNOLOGY INC
filed 1997-04-01
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                              --------------------

For the Fiscal Year Ended:                              Commission File Number
   December 31, 1996                                           0-9574

                              --------------------


                         UNITED SYSTEMS TECHNOLOGY, INC.

Iowa                                                  42-1102759
(State of Incorporation)                 (I.R.S. Employer Identification Number)




                          3021 Gateway Drive, Suite 240
                               Irving, Texas 75603
                                 (214) 518-0728

          (Address of principal executive offices and telephone number)
                              ---------------------

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

         As of March 7, 1997, the aggregate market value of voting stock held by non-affiliates of the Registrant was $603,235.

         As of March 26, 1997, there were 37,969,765 shares of the Registrant's Common Stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement relating to its 1996 annual meeting of shareholders is incorporated by reference into Part III of this Form 10-KSB.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the proxy statement incorporated by reference into Part III of the Form 10-KSB or any amendment hereto. X

                                     PART I

ITEM 1.  BUSINESS

General Development of Business

         United Systems Technology, Inc. ("USTI"), was incorporated under the laws of the State of Iowa on June 5, 1978, and its wholly-owned subsidiary, United Systems Technology East, Inc. ("USTEI"), was incorporated under the laws of the State of Delaware on June 10, 1991 (USTI and USTEI, collectively, are referred to herein as the "Company"). The Company is engaged in the business of developing, supporting and marketing computer software products to county and local governments. The software applications of the Company operate on IBM mid-range computers, and on various network computer systems both in DOS and Windows environments. The products are offered to customers in five product application groups. These product application groups, consisting of over 30 separate software titles, are Financial, General Administration, Public Works, Civil Processing and Public Safety.

         On November 15, 1995, United Systems Technology, Inc. ("USTI") purchased substantially all of the assets and assumed certain liabilities of QDS Acquisitions, Inc. (QDS") from Dralvar Capital Corp. ("Dralvar"). These assets were previously acquired by certain Dralvar shareholders through foreclosure on their security interests in such assets granted by QDS. The purchase price consisted of the issuance of 4,326,600 shares of USTI Common Stock. In addition, USTI assumed certain obligations of Dralvar. The assets purchased by USTI consisted of (a) all operating assets of QDS including its Utility Billing System ("UBS") and its Law Enforcement Automated Data Retrieval System ("LEADRS") software,(b) the non-exclusive right to sell and provide software maintenance and services for the Quest Fund Accounting ("QFA") software product line from the closing date through February 28, 1997, (c) substantially all hardware, equipment, supplies, furniture, furnishings and other fixed assets,
(d) all software used for product development, (e) trade secrets and proprietary information including the name QuestTM and any other trademarks, (f) business records of Dralvar, including customer lists and related contracts and contract rights and (g) certain accounts receivable of Dralvar totaling approximately
$61,131. USTI assumed certain obligations of Dralvar which consisted of obligations to customers in the amount of $187,645 and accrued expenses in the amount of $36,774.

         On February 21, 1997 Noll Computer Systems ("NCS") exercised its option to reacquire certain assets, including the InterFundTM products and customer relationships existing in 1994. In addition, NCS purchased the InterFundTM products developed at USTI and customer relationships added since October 1994, including, but not limited to, the following contractual obligations: License Agreements, Customer Support Agreements, and certain contractual obligations related to ongoing Service Requests. In October 17, 1994, USTI acquired substantially all of the assets of Noll Computer Systems, Inc. ("NCS"), a Texas Corporation. USTI's initial decision to infuse the company with the new technology, specifically the Progress and UNIX based InterFundTM product family, was based on the belief that USTI needed a new technology direction to provide an alternative to the AS/400 based Legacy product family that had come under increasing competition from more "Open" systems. Sales of this product family did not reach the required levels in the 1994 agreement with NCS. The Company made the decision not to prepay the stipulated minimum royalty amounts as provided for in the agreement to retain the InterFundTM product line. According to the 1994 agreement, in the event that royalty payments, based on sales or prepayment, did not equal certain stipulated minimum annual amounts, NCS had the right to reacquire the InterFundTM product line. On February 21, 1997, NCS exercised its right to reacquire certain assets and elected to purchase others that had been developed by USTI.

Narrative Description of Business

Products

         The software applications offered by the Company consist of a comprehensive line of management information systems which were developed to specifically meet the unique requirements of local governmental entities. The software applications of the Company are offered through its LegacyTM, QuestTM and asystTM product lines. The LegacyTM product line operates on the IBM mid-range computer systems, including the AS/400 and the Advanced/36. The QuestTM product line operates in a single user or small network PC environment. The asystTM product line operates in a single user or network Windows environment. An initial software sale typically averages between $1,500 and $40,000. The cost of the related hardware varies depending on the type of machine purchased as well as the amount of memory capacity, peripheral equipment and optional features obtained on the machine.

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

    Civil Processing

    This group includes software modules in the areas of summonses and complaint docketing, process server activity, writ and foreclosure docketing and garnishments and is designed exclusively for the County Sheriff Civil Process function..

         The Company has substantially completed the development of several new software products which significantly enhance the competitiveness of its comprehensive software offering. These products are marketed under the asystTM brand name, are developed as Windows applications to "look and work like Microsoft Office", and include a new Fund Accounting system including General Ledger, Budget Preparation, Fixed Assets, Accounts Payable, Purchase Orders, Cash Receipts, Payroll, Utility Billing and the BOSS for Windows civil processing system. The Company derives its revenue principally from (i) licensing of its software packages, (ii) installation, training and customer support, (iii) maintenance agreements, and (iv) equipment and supplies sales.

    Software Packages

    The Company licenses its software packages under a perpetual nonexclusive and nontransferable license agreement.


    Installation, Training and Customer Support

    The Company provides services related to the training and implementation of the software packages to its customers. These services typically occur at the customer site, but are also conducted in a classroom setting at the company's headquarters or as "remote" training through interactive computer-to-computer hookup. In the event that the customer requests additional functions from the product which are not standard in the software packages, the Company provides custom programming services for these modifications.


    Maintenance Agreements

    The Company offers maintenance agreements in conjunction with the licensing of its software packages. These agreements provide telephone support, software product enhancements, error corrections, upgrades and remote diagnostics support.


    Equipment and Supplies Sales

    The Company sells PC's and hand-held computers as well as certain computer forms that are used in conjunction with the Company's products.

         For the year ended December 31, 1996, the Company generated approximately 11% of its revenue from the sale of software, 25% from installation, training and customer support, 59% from software maintenance, and 5% from equipment and supplies sales.

Marketing

         The Company markets its products on a nationwide basis. Marketing is conducted through its full-time sales staff in Dallas, Texas as well as the Company's full-time sales representatives located in Minneapolis, Minnesota; Ringwood, New Jersey; and Lexington, Kentucky.

         The Company's customers are primarily municipal governments with populations between 1,000 and 100,000, county governments, police departments, emergency medical services providers and municipal court systems. The Company currently has approximately 1,500 customer installations nationwide. USTI proposes computer equipment when selling its software, but the customer may obtain their computer equipment from a hardware manufacturer or dealer and then purchases one or more software modules from the Company.

         The typical purchaser's representative is a City Manager, Administrative Manager, Controller or Director of Finance. Customer leads are established from customer referrals, direct mail campaigns and attendance at national and regional trade shows. In addition, the names and addresses of target city governments are readily available from directory sources. The Company also holds an annual users' meeting in Dallas, Texas. The two-day meeting is typically attended by approximately 100 current and prospective users. In the past, new business has been generated from current customers who have upgraded systems by purchasing new modules. In addition, the Company has gained new accounts from persons attending this meeting.

         Approximately 32% of the Company's customers are located in Texas and Minnesota, and the remaining customers are located in various states nationwide.

Competition

         The Company is aware of sizable, nationally prominent competitors which market products that are similar to those of the Company. Numerous other competitors are small, local vendors who often do not market standard application packages. Management believes that the comprehensive nature of its product offering, including the uniqueness of the new asystTM product line, has a positive impact on its competitive status.

Employees

         The Company presently has 23 full-time employees, including its executive officers. In addition, from time to time, the Company engages the services of various consultants and part-time employees.

Research and Development

         During 1996, the Company incurred approximately $75,000 in research and development costs related to the development of its asystTM product line.

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

         The Company entered into royalty agreements as part of the sale of assets to NCS on February 21, 1997. In addition, the Company is a party to certain royalty agreements which, individually, and in the aggregate, have not required the payment of material amounts. Under these agreements, the Company is the licensee of certain software systems which it markets as part of its product line.

ITEM 2.  PROPERTIES

         The Company maintains its offices at 3021 Gateway Drive, Suite 240, Irving, Texas, 75063. The lease for this facility was entered into on August 27, 1994 to include approximately 6,160 square feet and had an expiration date of August 31, 1995. On July 31, 1995, the lease was renewed for an additional five-year term commencing on September 1, 1995 and expiring on August 31, 2000. The Company leases this space from a nonaffiliate for a monthly rental of $4,310 for the first twelve months of the lease, $4,525 for the next twelve months of the lease, $4,750 for the next twelve months of the lease, $4,990 for the next twelve months of the lease and $5,240 for the final twelve months of the lease. In addition, the lease allows the Company and the lessor a right to terminate the lease at the end of the third year of the lease by providing written notice.

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

         On August 12, 1996, Plaintiff City of Siloam Springs, Arkansas filed suit against USTI alleging defects in software and services sold to the city in 1994. The suit alleges three different theories of recovery, as to each of which, plaintiff claims damages in excess of $10,000. USTI has been granted an extension of time to file an answer in the matter and intends to answer the lawsuit by denying all material allegations therein, and intends to vigorously defend such allegations.

         Management of the Company is of the opinion that these lawsuits will not have a material effect on the consolidated results of operations or financial position of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.

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

                                                 High      Low
Quarter Ended Bid Price Bid Price

March 31, 1995                                   $0.04     $0.03
June 30, 1995                                    $0.03     $0.02
September 30, 1995                               $0.03     $0.01
December 31, 1995                                $0.02     $0.01
March 31, 1996                                   $0.03     $0.01
June 30, 1996                                    $0.01     $0.01
September 30, 1996                               $0.05     $0.04
December 31, 1996                                $0.03     $0.03


         As of March 7, 1997, the Company had 481 shareholders of record and its common stock had a closing bid price of $.025 per share and a closing asked price of $.032 per share

         Holders of the Company's common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. However, no dividends on common stock have ever been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future. In addition, payment of dividends to holders of the Company's common stock are restricted pursuant to the terms of outstanding shares of preferred stock.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company derives its revenue from the licensing of its software packages, installation, training and customer modifications, maintenance agreements and sale of equipment and supplies. Results of operations for 1996 include revenues of $2,004,746 resulting in a net loss of $299,000 as compared to revenues of $1,771,332 and a net loss of $867,005 in 1995.

         During 1996, the Company continued to adjust its expenses based on anticipated levels of revenue resulting in decreased expenses and improved results of operations. The Company continued to diversify its product offerings in 1996 by introducing its asystTM product line in the second quarter of 1996. With this added diversity, as well as the QuestTM product line and the Boss for Windows application, the Company believes it presents to prospective clients a broader choice of hardware platforms on which to operate the Company's software. Recently, the response to the Company's direct marketing efforts for the asystTM product line have been encouraging to the Company. Like BOSS for Windows, the asystTM product line operates in a single user or network Windows environment and is seamlessly interfaced with other Microsoft Office products. The Company believes that its asystTM product line offers its current and prospective customers an attractive option, both from a financial and functionality standpoint.

         On February 21, 1997 Noll Computer Systems ("NCS") exercised its option to reacquire certain assets, including the InterFundTM products and customer relationships existing in 1994. In addition, NCS purchased the InterFundTM products developed at USTI and customer relationships added since October 1994, including, but not limited to, the following contractual obligations: License Agreements, Customer Support Agreements, and certain contractual obligations related to ongoing Service Requests. In October 17, 1994, USTI acquired substantially all of the assets of Noll Computer Systems, Inc. ("NCS"), a Texas Corporation. USTI's initial decision to infuse the company with the new technology, specifically the Progress and UNIX based InterFundTM product family, was based on the belief that USTI needed a new technology direction to provide an alternative to the AS/400 based Legacy product family that had come under increasing competition from more "Open" systems. Sales of this product family did not reach the required levels in the 1994 agreement with NCS. The Company made the decision not to prepay the stipulated minimum royalty amounts as provided for in the agreement to retain the InterFundTM product line. According to the 1994 agreement, in the event that royalty payments, based on sales or prepayment, did not equal certain stipulated minimum annual amounts, NCS had the right to reacquire the InterFundTM product line. On February 21, 1997, NCS exercised its right to reacquire certain assets and elected to purchase others that had been developed by USTI.

         The following table sets forth, for the period indicated, the relative percentage which certain items in the Consolidated Statements of Operations of the Company bear as a percent of total revenues and the percentage change in those items from period to period.


                                        Percentage of Revenues
                                       Year Ended December 31,    % Change
                                                1996      1995   1996 vs 1995
Revenue
  Software Packages                              15%       11%       59%
  Installation, training and
  customer support                               12%       25%      (45%)
  Maintenance                                    60%       59%       16%
  Equipment and other                            13%        5%      167%
                                                ----      ----
                                                100%      100%       13%

Costs and expenses
  Salaries                                       58%       68%       (4%)
  Other general administrative
  and selling expense                            28%       33%       (1%)
  Depreciation and amortization                  37%       44%       (3%)
  Commissions                                     2%        1%       37%
  Cost of equipment sold                          6%        3%      107%

Total costs and expenses                        131%      149%       -

Operating loss                                  (31%)     (49%)     (28%)

Non-operating (expense) income                   (1%)       --       78%

Loss before income taxes and
  extraordinary items                           (32%)     (49%)     (27%)



1996 vs 1995

         The Company's total revenue increased 13% for the year ended December 31, 1996 from $1,771,332 in 1995 to $2,004,747 in 1996. Software license fees increased 59% in 1996 due, in part, to the Company's increased marketing efforts for its Quest and asyst product lines. Installation, training and customer support revenue decreased 45% in 1996 due to the decrease in licensing minicomputer products in previous periods. Maintenance revenue increased 16% in 1996, which is attributable to the addition of the Quest Data clients. Equipment sales and supplies increased significantly over 1995 due, in part, to the sales of computer equipment and the addition of compatible preprinted forms for its products.

         Total costs and expenses remained constant for the year ended December 31, 1996 decrasing from $2,630,623 in 1995 to $2,630,623 in 1996. Salaries, other general, administrative and selling expense costs decreased only marginally by 4% in 1996 as a result of continued efforts to control or reduce expenses. Depreciation and amortization expense decreased 3% in 1996 from 1995 due in part to the complete depreciation of the leasehold improvements for the corporate office move in 1993. Commission expenses increased 37% in 1996 resulting from the increased licensing of the Company's software products by Company sales representatives over the same period in 1995. Cost of equipment sold increased significantly over 1995 due, in part, to the increased sales of computer equipment and the addition of compatible preprinted forms for its products.


Liquidity and Capital Resources

         The Company had net cash provided by operating activities of $4,088 during 1996 as compared to $136,882 used in 1995. This decrease in cash used was primarily the result of the improvement in the results of operations and the improved collection efforts in 1996 as compared to 1995. Net cash of $33,321 was utilized in 1996 for the purchase of equipment necessary for the sales, development and support of the new asystTM product line. Net cash of $42,749 was utilized during 1996 for the reduction of capital lease obligations.

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

         The Company has a $50,000 note payable to Ventana Growth Fund, a related party. The maturity date of the note was extended from September 30, 1996 to September 30, 1998. The original maturity date of this note was October 17, 1987. As of December 31, 1996, there was $72,020 of interest outstanding on the note.

         The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of December 31, 1996, dividends were in arrears on the Series B preferred stock in the amount of $288,800, on the Series C preferred stock in the amount of $115,415, on the Series D preferred stock in the amount of $240,685 and on Series E preferred stock in the amount of $116,735.

           ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
                                      DATA



                 United Systems Technology, Inc. and Subsidiary
                   Index to Consolidated Financial Statements
                           And Supplementary Schedules

                                                                 Pages

Reports of Independent Accountants                                F-1

Consolidated Financial Statements

    Balance sheets as of December 31, 1996 and 1995               F-2
    Statements of operations for the years
    ended December 31, 1996 and 1995                              F-3
    Statements of stockholders' equity for the years
    ended December 31, 1996 and 1995                              F-4
    Statements of cash flows for the years
    ended December 31, 1996 and 1995                              F-5 to F-6
    Notes to Consolidated Financial Statements                    F-7 to F-19

               Report of Independent Certified Public Accountants





Board of  Directors and Shareholders
United Systems Technology, Inc.


We have audited the accompanying consolidated balance sheets of United Systems Technology, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Systems Technology, Inc. and subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ GRANT THORNTON LLP

Dallas, Texas
March 21, 1997


                 United Systems Technology, Inc. and Subsidiary
                           Consolidated Balance Sheets
                           December 31, 1996 and 1995

                Assets                              1996                 1995
                                                 ==========         ============
Current Assets
  Cash and cash equivalents                 $        67,252     $       139,234
  Trade accounts receivable, less allowance
  for doubtful accounts of
  $40,000 in 1996 and $75,000 in 1995               253,692             368,803
  Prepaid expenses and other                            279               8,314
                                                  ----------         -----------
  Total current assets                              321,223             516,351
                                                  ----------         -----------

  Property and equipment at cost, net               115,738             164,962
  Goodwill, net                                     741,744           1,168,515
  Software development costs, net                      --               136,713
  Purchased software, net                            71,833             195,720
  Deposits and other                                 27,942              28,541
                                                  ----------         -----------
                                                    957,257           1,694,451
                                                 ----------         -----------

  Total Assets                                    1,278,480           2,210,802
                                                 ==========         ============
                Liabilities and Stockholders' Equity
Current Liabilities
  Notes payable - related party                        --                50,000
  Current portion of capital lease obligations        8,271              51,283
  Trade accounts payable                            230,039             301,645
  Accrued payroll                                    20,432              22,248
  Accrued interest - related party                   72,020              67,873
  Other accrued expenses                            115,368             115,970
  Deferred revenue                                  664,797             839,767
                                                  ----------         ----------
  Total current liabilities                       1,110,927           1,448,786

  Notes payable - related party                        --                50,000
  Capital lease obligations,
  net of current portion                              6,730               6,467

                                                 ----------         -----------
  Total liabilities                               1,167,657           1,455,253
                                                 ----------         -----------

  Commitments and contingencies                        --                  --

                               Stockholders' Equity
Preferred stock, voting, convertible,
cumulative, par value $.10 per share;
authorized 5,000,000 shares; issued
and outstanding, 500,000 shares of
Series B, 750,000 shares of Series C,
500,000 shares of Series D and 300,000
shares of Series E (liquidating preference
of $1.00, $.20, $1.00 and $1.00 per
share, respectively,) aggregating
$1,450,000                                          205,000             205,000
Common stock, par value $.10 per share;
authorized 100,000,000 shares;
issued and outstanding 37,969,765 and
38,643,165 shares in 1996 and 1995 respectively   3,796,975           3,864,315
Additional paid-in capital                        4,214,390           4,157,151
Accumulated deficit                              (8,105,542)         (7,470,917)
                                                 ----------         -----------
  Total stockholders' equity                        110,823             755,549
                                                 ----------         -----------
Total liabilities and stockholders's equity       1,278,480           2,210,802
                                                 ==========         ===========

    The accompanying notes are an integral part of the financial statements.


                                       F-2


                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Operations
                        For The Years Ended December 31,

                                                    1996                 1995
                                                 ==========         ============
Revenue
  Software packages                                 302,305             189,756
  Installation, training and customer support       246,014             446,671
  Maintenance                                     1,203,724           1,040,246
  Equipment sales and supplies                      241,871              88,461
  Other                                              10,833               6,198
                                                 ----------         -----------
                                                  2,004,747           1,771,332
                                                 ----------         -----------

Costs and expenses
  Salaries                                        1,156,355           1,204,488
  Other general, administrative
   and selling expense                              488,819             494,184
  Depreciation and amortization                     336,621             501,151
  Rent                                               74,466              72,913
  Commissions                                        34,271              24,982
  Cost of equipment and supplies sold               124,574              60,117
  Impairment of software development costs           74,915             272,788
  Impairment of goodwill                            335,625                -
                                                 ----------         -----------
                                                  2,625,646           2,630,623
                                                 ----------         -----------
Operating loss                                     (620,899)           (859,291)
                                                 ----------         -----------

Nonoperating (expense)income
  Interest expense                                   (8,608)            (18,349)
  Loss on sale of assets                             (8,205)               -
  Interest income                                     3,087              10,635
                                                 ----------         -----------
                                                    (13,726)             (7,714)
                                                 ----------         -----------

Net loss                                           (634,625)           (867,005)
                                                 ----------         -----------

Preferred stock dividend requirement               (104,500)           (104,500)
                                                 ----------         -----------

Loss allocable to common shareholders              (739,125)           (971,505)
                                                 ==========         ============

Net loss per common share                             (0.02)              (0.03)
                                                 ==========         ============

Weighted average number of common
 shares outstanding                             33,955,837           34,273,165
                                                ==========         ============





  The accompanying notes are an integral part of the financial statements.

                                       F-3


                 United Systems Technology, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
                        For the Years Ended December 31,

                            Capital Stock     Additional
                               Issued           Paid-In   Accumulated
                          Preferred   Common    Capital     Deficit      Total
Balance January 1, 1995  $205,000  $3,364,315 $4,589,651 ($6,603,912)$1,555,054


Issuance of 5,000,000
 shares of common
 stock for a business
 acquisition                          500,000   (432,500)                67,500
Net loss                                                     (867,005) (867,005)
                         --------  ----------  ---------  -----------  ---------
Balance,December 31,1995  205,000   3,864,315  4,157,151   (7,470,917)  755,549

Acquisition and
 retirement of 673,400
 shares of common stock               (67,340)    57,239                (10,101)
Net loss                                                     (634,625) (634,625)
                         --------  ----------  ---------  -----------  ---------
Balance,December 31,1996 $205,000  $3,796,975 $4,214,390  ($8,105,542)  $110,823
                         ========  ==========  =========  ===========  =========



    The accompanying notes are an integral part of the financial statements.

                                       F-4


                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                        For the Years Ended December 31,

                                                    1996                 1995
                                                 ==========         ============
Cash flows from operating activities:

  Net loss                                       $(634,625)         $  (867,005)


  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating  activities:

  Depreciation and amortization                    336,621              501,151
  Impairment of software development costs          74,915              272,788
  Impairment of goodwill                           335,625                 -
  Loss on sale of assets                             8,205                 -

Change in operating assets and liabilities:
  Trade accounts receivable                         99,700              483,353
  Prepaid Expenses                                   8,035               (4,644)
  Deposits and other                                   599                 (208)
  Accounts payable                                 (67,459)             (56,611)
  Accrued expenses                                  (2,418)            (248,377)
  Deferred revenue                                (155,110)            (217,329)
                                                 ----------         -----------
                                                 $ 638,713           $  730,123
                                                 ----------         -----------

Net cash provided by (used) in
 operating activities                                4,088             (136,882)
                                                 ----------         -----------

Cash flows from investing activities:
  Property and equipment additions               $ (33,321)          $  (33,968)
                                                 ----------         -----------

Cash flows from financing activities:
Payments on capital lease obligations            $ (42,749)          $ (109,621)
                                                  ----------         -----------

Decrease in cash and cash equivalents            $ (71,982)          $ (280,471)
Cash and cash equivalents, beginning of year       139,234              419,705
                                                  ----------         -----------

Cash and cash equivalents, end of year           $  67,252           $  139,234
                                                 ==========         ============


   The accompanying notes are an integral part of the financial statements.


                                       F-5

                 United Systems Technology, Inc. and Subsidiary
                  Consolidated Statements of Cash Flows, Cont.
                        For the Years Ended December 31,

                                                    1996                 1995
                                                 ==========         ============

Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest                                       $   6,356           $   12,767
                                                 ==========         ============
Supplemental disclosures of noncash
  investing and financing activities:

The Company entered into capital lease
obligations for new equipment                    $  12,332           $     -
                                                 ==========         ============

Common stock received in payment
of receivable                                    $  10,101           $     -
                                                 ==========         ============



On November 15, 1995 the Company purchased substantially all the assets and assumed certain liabilities of QDS Acquisitions, Inc.
 ("QDS") from Dralvar Capital Corp. for
 4,326,600 shares of the Company's common stock. In conjunction with the acquisition, liabilities were assumed as follows:

    Fair value of assets acquired                                    $  291,919
    Fair value of stock issued                                          (67,500)
                                                                     -----------
    Liabilities assumed                                              $  224,419
                                                                     ==========

    The accompanying notes are an integral part of the financial statements.



                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


1.       Summary of Significant Accounting Policies:

         Nature of Operations

         The Company is engaged in the business of developing, supporting and marketing computer software products to county and local governments located throughout the United States.

         Basis of Presentation

         The financial statements for the years ended December 31, 1996 and 1995 are consolidated and include the accounts of United Systems Technology, Inc. ("USTI") and its wholly-owned subsidiary, United Systems Technology East, Inc. ("USTEI"). All material intercompany transactions and balances have been eliminated.

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

         Software Development Costs

         The Company has implemented and accounted for certain costs related to the development of its computer software products in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, all costs incurred to establish the technological feasibility of a computer software product are charged to operations as incurred. After technological feasibility is established, costs of producing the computer software product are capitalized until the product is available for general release to customers. The capitalized cost of internally developed software is amortized over its estimated useful life, generally five years, using the straight-line method or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization. Amortization and impairment of developed software costs was $136,713 and $527,869 for the years ended December 31, 1996 and 1995, respectively.

         Stock Options

         Statement of Fiancial Accounting Standards No. 123 is effective for 1996 and establishes fiancial accounting and reporting standards, based on fair value, for stock-based compensation plans. However, the statement permits, as an alternative, the use of existing accounting rules based on intrinsic value for such plans. The Company has elected to continue use of the intrinsic value method and will provide pro forma disclosures prescribed by the statement.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

1.       Summary of Significant Accounting Policies (Cont'd.):

         Other Assets

         Goodwill represents the excess of the total acquisition cost over the fair value of the net assets acquired of Municipal Software Consultants, Inc. ("MSC"), acquired in 1986, New Jersey Municipal Data Management, Inc. ("MDM") acquired in 1991, and QDS Acquisitions, Inc. ("QDS") acquired in 1995. The goodwill resulting from the MSC and MDM acquisitions is and is being amortized using the straight-line method over 20 years from date of acquisition. The goodwill resulting from the QDS acquisition is being amortized using the straight-line method over 10 years from date of acquisition. Purchased software represent assets acquired in the MDM and QDS acquisitions, and are being amortized using the straight-line method over a five-year period.

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

         Impairment of Long-Lived Assets

         The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, the Ocmpany estimates the future cash flows expected to result from using the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscouted and without interest charges) is less than the carrying amout of the asset, an impairment loss is recognized based on the assets fair value.

         Earnings (Loss) Per Common Share

         Earnings (loss) per common share is computed based on the weighted average number of common and common equivalent shares outstanding. In 1996 and 1995, the convertible preferred stock, stock options and warrants were excluded from the computation as they were anti-dilutive.

         Financial Instruments

         The fair value of the Company's financial instruments, consisting of cash and cash equivalents and debt, approximate their carrying values.

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

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


2.       Property and Equipment:

         Property and equipment at December 31, 1996 and 1995 consisted of the following:

                                                       1996           1995
                                                       ----           ----

  Leasehold improvements                          $   58,702     $   58,702
  Furniture and fixtures                              38,330         37,518
  Equipment                                          869,292        847,956
                                                     -------        -------
                                                     966,324        944,176
  Less accumulated depreciation
   and amortization                                 (850,586)      (779,214)
                                                    ---------      ---------
                                                    $115,738       $164,962
                                                     =======        =======

3.       Other Assets:

         Other assets at December 31, 1996 and 1995 consisted of the following:


                                             Accumulated
                                Cost         Amortization           Net
                                ----         ------------           ---
 1996

  Goodwill                   $ 1,692,128      $ (950,384)       $ 741,744
  Software development costs   2,337,299      (2,337,299)               0
  Purchased software             590,654        (518,821)          71,833

1995

  Goodwill                    $1,692,128      $ (523,613)     $ 1,168,515
  Software development costs   2,337,299      (2,200,586)         136,713
  Purchased software             620,853        (425,133)         195,720


4.       Capital Lease Obligations:

         The Company leases certain assets under capital leases. The leases include interest at rates ranging from 10.75% to 11.9% and expire at various dates through 1999. The leases are collateralized by the related asset and most of the leases include options to purchase the equipment at the end of the lease term. During 1991, the Company entered into a $200,000 capital lease with Ventana Leasing, Inc., a related party. The balance of this lease obligation was $39,840 at December 31, 1995.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


4.       Capital Lease Obligations (Cont'd.):

         Included in property and equipment as of December 31, 1996 are the following assets held under capital leases:

           Office furniture and equipment                   $443,683
           Accumulated amortization                         (405,752)
                                                             -------
           Assets under capital lease, net                  $ 37,931
                                                             =======


         Future minimum lease payments under capital leases as of December 31, 1996 are as follows:

           1997                                             $ 9,558
           1998                                               4,914
           1999                                               2,376
                                                            -------
         Total minimum lease payments                        16,848

         Less amount representing interest                   (1,847)
                                                            -------
         Present value of capital lease obligations          15,001

         Less current portion                                (8,271)
                                                            -------
                                                           $  6,730
                                                            =======


         Amortization  expense associated with these assets amounted to $40,058,
         and  $47,615  for  the  years  ended   December  31,  1996,  and  1995,
         respectively.

5.       Notes Payable:

         The Company had a note payable to a related party in the amount of $50,000 at December 31, 1996 and 1995. This note payable, which is not collateralized, bears interest at prime plus 2.5%, through September 30, 1995 and at prime after September 30, 1995, and is due September 30, 1998. The prime rate of interest was 8.25% at December 31, 1996 and 8.75% in 1995. There was approximately $72,020 and $67,873 accrued interest outstanding on this note at December 31, 1996 and 1995, respectively. Interest expense incurred was $4,147 and $4,427 for the years ended December 31, 1996 and 1995, respectively.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


6.       Capital Stock:

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


         In June 1988, the Company established and issued 500,000 shares of Series B preferred stock. The terms of the Series B preferred stock provide for, among other things: (i) a cumulative dividend of $.07 per share per annum, payable quarterly, which accrues day to day and which must be paid prior to the payment of a dividend to holders of the Company's common stock; (ii) a liquidation preference of $1.00 per share plus accrued but unpaid dividends paid prior to any distribution to holders of common stock and Series C preferred stock; (iii) the right to convert each share plus accrued but unpaid dividends into common stock; (iv) the right to vote on all matters submitted to a vote of stockholders of the Company; and (v) redemption at the Company's option at a redemption price of $1.00 per share plus all accrued and unpaid dividends. As of December 31, 1996 the 500,000 outstanding shares of Series B preferred stock were entitled to be converted into 3,943,995 shares of common stock and were entitled to 3,943,995 votes on all matters submitted to a vote of stockholders of the Company. At December 31, 1996 cumulative dividends of approximately $288,800 were in arrears.

         In June 1988, the Company established and issued 750,000 shares of Series C preferred stock. The terms of the Series C preferred stock provide for, among other things: (i) a cumulative dividend of $0.018 per share per annum which accrues from day to day and which must be paid prior to the payment of a dividend to holders of the Company's common stock; (ii) a dividend equal to that paid any other holders of common stock; (iii) a liquidation preference of $.20 per share plus accrued but unpaid dividends paid prior to any distribution to holders of common stock; (iv) the right to convert each share plus accrued but unpaid dividends into common stock; (v) the right to vote on all matters submitted to a vote of stockholders of the Company; and (vi) the right to approve any issuance of Series A preferred stock prior to its issuance. As of December 31, 1996, the 750,000 outstanding shares of Series C preferred stock were entitled to be converted into 1,327,070 shares of common stock and were entitled to 1,327,070 votes on all matters submitted to a vote of stockholders of the Company. At December 31, 1996 cumulative dividends of approximately $115,415 were in arrears.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


Capital Stock (Cont'd.):

         In February 1990, the Company established and issued 500,000 shares of Series D preferred stock. The terms of the Series D preferred stock provide for, among other things: (i) a cumulative dividend of $.07 per share per annum, payable quarterly, which accrues day to day and which must be paid prior to the payment of a dividend to holders of the Company's common stock; (ii) a liquidation preference of $1.00 per share plus accrued but unpaid dividends paid prior to any distribution to holders of common stock and Series C preferred stock; (iii) the right to convert each share plus accrued but unpaid dividends into common stock; (iv) the right to vote on all matters submitted to a vote of stockholders of the Company; and (v) redemption at the Company's option at a redemption price of $1.00 per share plus all accrued and unpaid dividends. As of December 31, 1996 the 500,000 outstanding shares of Series D preferred stock were entitled to be converted into 2,116,243 shares of common stock and were entitled to 2,116,243 votes on all matters submitted to a vote of stockholders of the Company. At December 31, 1996 cumulative dividends of approximately $240,685 were in arrears.

         In June 1991, the Company established and issued 300,000 shares of Series E preferred stock. The terms of the Series E preferred stock provide for, among other things: (i) a cumulative dividend of $.07 per share per annum, payable quarterly, which accrues day to day and which must be paid prior to the payment of the dividend to holders of the Company's common stock; (ii) a liquidation preference of $1.00 per share plus accrued but unpaid dividends paid prior to any distribution to holders of common stock and Series C preferred stock; (iii) the right to convert each share plus accrued but unpaid dividends into common stock; (iv) the right to vote on all matters submitted to a vote of stockholders of the Company; and (v) redemption at the Company's option at a redemption price of $1.00 per share plus all accrued and unpaid dividends. As of December 31, 1996 the 300,000 outstanding shares of Series E preferred stock were entitled to be converted into 2,083,685 shares of common stock and were entitled to 2,083,685 votes on all matters submitted to a vote of stockholders of the Company. At December 31, 1996, cumulative dividends of approximately $116,735 were in arrears.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


7.       Commitments and Contingencies:

         Operating Leases

         The Company leases certain office facilities under noncancelable lease agreements which expire at various dates through August 31, 2000. The future minimum lease payments under these leases are $55,201 in 1997, $57,960 in 1998, $60,858 in 1999 and $41,903 in 2000. Rent expense was
         $74,466 and $72,913 in 1996 and 1995, respectively.

         Legal Proceedings

         The Company is involved in the following legal proceedings:

         On December 10, 1993, County of Essex filed suit against USTI, USTEI, New Jersey Municipal Data Management ("MDM") and MDM's surety in Superior Court of New Jersey. The suit is based on allegations that MDM failed to perform its obligations related to software and related services sold by MDM to the County of Essex and that USTI and USTEI succeeded to the obligations of MDM by the acquisition of MDM. USTI and USTEI have answered each of such lawsuits, denying all material allegations therein, and intend to vigorously defend such allegations.

         On August 11, 1993, City of Sinton, Texas filed suit against USTI alleging defects in software and services sold to the city in 1990. The suit failed to specify a measure of damages which the City of Sinton seeks and USTI has answered the lawsuit by denying all material allegations therein, and intends to vigorously defend such allegations.

         On August 12, 1996, City of Siloam Springs, Arkansas filed suit against USTI alleging defects in software and services sold to the city in 1994. The suit alleges three different theories of recovery, as to each of which, plaintiff claims damages in excess of $10,000. USTI has been granted an extension of time to file an answer in the matter and intends to answer the lawsuit by denying all material allegations therein, and intends to vigorously defend such allegations.

    Management of the Company is of the opinion that these lawsuits will not have a material effect on the consolidated results of operations or financial position of the Company.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


8.       Common Stock Options and Warrants:

         Stock Options

         In September 1986, the Board of Directors approved the adoption of a stock option plan (the "Plan"), whereby 12,000,000 shares of the Company's common stock are reserved for options to be granted to employees and directors at the discretion of the Board of Directors. The exercise price shall be at a minimum of 100% of the fair market value of the stock at the time the option is granted. Unless otherwise specified, the options expire ten years from the date of grant and may not be exercised during the initial one-year period from date of grant. All outstanding otions expire five years from the date of grant.

         Compensation costs for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. If the Company recognized compensation expense based upon the fair value at the grant date for options granted during 1996 and 1995 under the Plan, the Company's 1996 and 1995 net loss and net loss per common share would have increased to the pro forma amounts indicated as follows:

                                                         1996            1995
                                                         ----            ----

          Net loss allocable to common shareholders
            As reported                              $ (739,125)   $  (971,505)
            Pro forma                                $ (813,306)   $(1,011,901)

          Net loss per common share
            As reported                                 $ (0.02)       $ (0.03)
            Pro forma                                   $ (0.02)       $ (0.03)

         The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, expected volatility of 560% in 1996 and 253% in 1995; risk free interest rates of 7.05% in 1996 and 6.50% in 1995; no dividend yield; and expected lives of 5 years.

         The pro forma amounts presented are not representative of the amounts that will be disclosed in the future because they do not take into effect pro forma expenses related to grants before 1995.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

8.       Common Stock Options and Warrants (Cont'd.):

         Additional information with respect to options outstanding at December 31, 1996, and the changes for each of the two years in the period then ended was as follows:

                                                              1996
                                                  --------------------------
                                                                 Weighted
                                                                  Average
                                                                 Exercise
                                                     Shares        Price
                                                     ------      --------
         Outstanding at beginning of year          4,810,000       $.04
         Granted                                   1,077,500        .06
         Forfieted                                   (65,000)       .04
                                                  -----------       ---

         Oustanding at end of year                 5,822,500       $.04
                                                  ===========       ===
         Options exercisable at December 31, 1996  2,952,500       $.04
                                                  ===========       ===

         Weigted average fair value per share
          of options granted during 1996                           $.06
                                                                    ---

                                                            1995
                                                  --------------------------
                                                                 Weighted
                                                                  Average
                                                                 Exercise
                                                     Shares        Price
                                                     ------      --------
         Outstanding at beginning of year          1,600,000       $.09
         Granted                                   4,730,000        .04
         Forfieted                                (1,520,000)       .08
                                                  -----------       ---

         Oustanding at end of year                 4,810,000       $.04
                                                  ===========       ===

         Options exercisable at December 31, 1995     75,000       $.25
                                                  ===========       ===


         Information about stcok options outstanding at December 31, 1996 is summarized as follows:

                                               Options Outstanding
                                   --------------------------------------------
                                               Weighted Average
                                     Number       Remaining     Weighted Average
         Range of Exercise Prices  Outstanding Contractual Life  Exercise Price
         ------------------------  ----------- ----------------  --------------
                $.01 to $.05        4,660,000     3.6 years          $.04
                $.06 to $.10        1,062,500     4.6 years          $.06
                $.11 to $.25          100,000      .3 years          $.25
                                   ----------

                                    5,822,500
                                   ==========

                                      F-15

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

8.       Common Stock Options and Warrants (Cont'd.):

                                               Options Exercisable
                                      --------------------------------------
                                         Number              Weighted Average
         Range of Exercise Prices     Exercisable             Exercise Price
         ------------------------     -----------             --------------
                $.01 to $.05           2,852,500                     $.04
                $.06 to $.10                -                          -
                $.11 to $.25             100,000                     $.25
                                      ----------
                                       2,952,500
                                      ==========

         Stock Purchase Warrants

         In connection with the sale of preferred stock discussed in Note 6 and the loan from a partnership discussed in Note 5, the Company issued stock purchase warrants which entitle the partnership to purchase 750,000 shares of the Company's common stock at a price of $.20 per share. These stock purchase warrants expired on September 30, 1994. A new warrant was issued in connection with the extension of the loan from the partnership. The new warrant entitles the partnership to purchase 750,000 shares of the Company's common stock at a price of $.05 per share and expires on November 22, 1997. The terms of the warrants provide that the holder has certain registration rights, at the Company's expense, regarding public resale of the common stock underlying the warrants. As of December 31, 1996, none of these warrants have been exercised.


         As of December 31, 1996 additional common stock purchase warrants had been issued primarily to officers, directors and employees including warrants to purchase 1,000,000 shares at $.035 per share issued in 1995 to a director of the Company for the issuance of a letter of credit to collateralize debt of the Company. As of December 31, 1996, none of these warrants have been exercised and are all fully vested:


                                              Vesting As Of the Year Ending 1996
                 Expiration        Exercise
                    Date            Price                 Total
                 ----------        --------       -----------------------
                 Mar 1, 1997        $.250                500,000
                 Mar 31,1997        $.280                200,000
                 Oct 29,1997        $.190                100,000
                 Feb 16,1999        $.080              1,000,000
                 Aug 9, 1999        $.050              1,000,000
                 Aug 9, 2000        $.035              1,000,000
                                                       ---------
                                                       3,950,000
                                                       =========



                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


9.       Income Taxes:

         At December 31, 1996, the Company has net operating loss carry-forwards of approximately $4,142,000. These carry-forwards expire during the period 1997 through 2011. Additionally, the Company has approximately $71,000 in unused general business tax credits available to directly offset future income tax liabilities and $624,000 in capital loss carry-forwards available to directly offset future capital gains.

         For the years ended December 31, 1996 and 1995 the difference between the effective federal income tax rate and the amounts determined by applying the statutory federal income tax rate to income before provision for federal income tax was as follows:


                                                           1996          1995
                                                          Amount        Amount

         Federal income tax benefit at statutory rate   $ (215,772) $  (294,780)
         Amortization of goodwill                          145,102       27,280
         Expiration of net operating loss carryforward     186,164         -
         Other                                               7,406       54,500
         Change in valuation allowance                    (122,900)     213,000
                                                          ---------   ---------
                                                        $     0     $      0
                                                          =========   =========


         Because of losses from operations for the past two years, the Company has recorded a valuation allowance equal to the net deferred tax asset.

         The components of the deferred tax accounts as of December 31, 1996 and 1995 are approximately as follows:

                                                        1996          1995
                                                        ----          ----
          Deferred tax assets:
            Net operating losses carried forward     $1,408,400    $1,538,800
            Capital losses carried forward              212,300       212,300
            Deferred revenue                            226,000       285,500
            Accounts payable and accrued expenses       148,800       166,900
            General business tax credits                 71,000        71,000
                                                      ---------     ---------
                  Total deferred tax asset           $2,066,500    $2,274,500
                                                      ---------     ---------



                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


9.       Income Taxes (Cont'd.):

          Deferred tax liabilities:
            Accounts receivable                          86,300       122,500
            Capitalized software                           -           46,500
            Purchased software, property
             and equipment                               59,500        61,900
                                                      ---------     ---------
                  Total deferred tax asset              145,800       230,900
                                                      ---------     ---------

          Net deferred tax asset before
           valuation allowance                        1,920,700     2,043,600

          Less valuation allowance                    1,920,700     2,043,600
                                                      ---------     ---------

          Net deferred tax asset                     $    -        $    -
                                                      ---------     ---------


10.      Acquisition of Business:

         On November 15, 1995, the Company purchased substantially all of the assets and assumed certain liabilities of QDS Acquisitions, Inc. ("QDS") from Dralvar Capital Corp. ("Dralvar"). These assets were previously acquired by certain Dralvar shareholders through foreclosure on their security interests in such assets granted by QDS. The purchase price consisted of the issuance of 4,326,600 shares of the Company's common stock. The assets purchased by USTI consisted of (a) all operating assets of QDS including its Utility Billing System ("UBS") and its Law Enforcement Automated Data Retrieval System ("LEADRS") software,(b) the non-exclusive right to sell and provide software maintenance and services for the Quest Fund Accounting ("QFA") software product line from the closing date through February 28, 1997, (c) substantially all hardware, equipment, supplies, furniture, furnishings and other fixed assets, (d) all software used for product development,
         (e) trade secrets and proprietary information including the name QuestTM and any other trademarks, (f) business records of Dralvar, including customer lists and related contracts and contract rights and
         (g) certain accounts receivable of Dralvar totaling approximately $61,131,. USTI assumed certain obligations of Dralvar which consisted of obligations to customers in the amount of $187,645 and accrued expenses in the amount of $36,774.

         The following summarizes the unaudited consolidated pro forma results of operations of the Company as though the acquisition had occurred as of the beginning of the year ended December 31, 1995 (in thousands):

                                                     Pro Forma
                  Revenue                             $2,366
                  Net loss                            (1,033)
                  Net loss per share                   (0.03)


                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

11.      Sale of Assets

         On February 21, 1997 Noll Computer Systems ("NCS") exercised its option to reacquire certain assets, including the InterFundTM products and customer relationships existing in
         1994. In addition, NCS purchased the InterFundTM products developed at USTI and customer relationships added since October 1994, including, but not limited to, the following contractual obligations: License Agreements, Customer Support Agreements, and certain contractual obligations related to ongoing Service Requests. In October 17, 1994, USTI acquired substantially all of the assets of Noll Computer Systems, Inc. ("NCS"), a Texas Corporation. USTI's initial decision to infuse the company with the new technology, specifically the Progress and UNIX based InterFundTM product family, was based on the belief that USTI needed a new technology direction to provide an alternative to the AS/400 based Legacy product family that had come under increasing competition from more "Open" systems. Sales of this product family did not reach the anticipated levels in the 1994 agreement with NCS. The Company made the decision not to prepay the stipulated minimum royalty amounts as provided for in the agreement to retain the InterFundTM product line. According to the 1994 agreement, in the event that royalty payments, based on sales or prepayment, did not equal certain stipulated minimum annual amounts, NCS had the right to reacquire the InterFundTM product line. The February 21, 1997 transaction did not have a material effect on the Company.

12.      Employee Benefit Plans:

         Effective January 16, 1992, the Company established the USTI Employee's 401(k) Profit Sharing Plan and Trust (the "Plan"), which is a defined contribution plan that covers substantially all full-time employees of the Company eligible to participate. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and Section 401(k) of the Internal Revenue Code. The Company made contributions for the benefit of the participants in the Plan in the amount of $2,623 and $1,425 for the years ended December 31, 1996 and 1995, respectively.

13.      Fourth Quarter Adjustments:

         During the fourth quarter's of 1996 and 1995, the Company charged operations for adjustments to software development costs of approximately $74,915 and $273,000 in 1996 and 1995, respectively.

         During the fourth quarter of 1996, the Company charged operations for an impairment to goodwill of approximately $335,625.

ITEM  8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no disagreements with its Independent Accountants on accounting and financial disclosure matters.



                                    PART III


ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 1997 Annual Meeting of Shareholders under the captions "Election of Directors" and "Executive Officers." Such information is incorporated herein by reference therefrom.


ITEM 10.          EXECUTIVE COMPENSATION

         The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 1997 Annual Meeting of Shareholders under the caption "Management Compensation." Such information is incorporated herein by reference therefrom.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 1997 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management." Such information is incorporated herein by reference therefrom.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 1997 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions." Such information is incorporated herein by reference therefrom.

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

10.16 Asset Purchase Agreement, dated November 15, 1995, by and between the Company, Dralvar Capital Corp. ("Dralvar") and Ken Neff. (Incorporated by reference, Form 8-K Current Report, dated November 15, 1995, Exhibit 10.1)

10.17 Asset purchase Agreement dated February 21, 1997, by and between the Company and Noll Computer Services, Inc. ("NCS").

Exhibit
Number




     (b)          Reports on Form 8-K

                  No reports on Form 8-K were filed during the year for which this report is filed.


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


                         UNITED SYSTEMS TECHNOLOGY, INC.



Date: March 29, 1997                          By:  /s/  Thomas E. Gibbs
                                                   -------------------------
                                                   Thomas E. Gibbs,
                                                   Chief Executive Officer and
                                                   Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 29, 1997                         By: /s/  Thomas E. Gibbs
                                                  --------------------------
                                                  Thomas E. Gibbs,
                                                  Chief Executive Officer and
                                                  Chairman of the Board
                                                 (Principal Executive Officer)

Date: March 29, 1997                          By: /s/  Randall L. McGee
                                                  --------------------------
                                                  Randall L. McGee,
                                                  Secretary and Treasurer
                                                 (Principal Financial &
                                                  Accounting Officer)


Date:  March 29, 1997                         By: /s/  David Sengpiel
                                                  --------------------------
                                                  David Sengpiel, Director


Date:  March 29, 1997                         By: /s/  Scott Burri
                                                  --------------------------
                                                  Scott Burri, Director


Date:  March 29, 1997                         By: /s/  Jordan Issackedes
                                                  --------------------------
                                                  Jordan Issackedes, Director


Date:  March 29, 1997                         By: /s/  Earl Cohen
                                                  --------------------------
                                                  Earl Cohen, Director

                         United Systems Technology, Inc.
                                   Form 10-KSB
                                  Exhibit 10.17









                            ASSET PURCHASE AGREEMENT


                                 By and Between

                         United Systems Technology, Inc.

                                       And

                           Noll Computer Systems, Inc.











                                Febraury 21, 1997

                                TABLE OF CONTENTS




1.       SALE AND PURCHASE OF ASSETS                                3
         1.1      Description of Assets                             3
         1.2      Assets Excluded                                   4
         1.3      Liabilities                                       4

2.       PURCHASE PRICE                                             4
         2.1      Amount and Payment                                4


3.       RECLAIMED ASSETS                                           5
         3.1      Description of Reclaimed Assets                   5
         3.2      Customer Relationships                            6

4.       CLOSING                                                    6
         4.1      Deliveries by Company                             6
         4.2      Deliveries by Purchaser                           6
         4.3      Possession                                        7
         4.4      Taxes and Fees                                    7

5.       REPRESENTATIONS AND WARRANTIES OF COMPANY                  7
         5.1      Organization, Good Standing, Power, etc.          7
         5.2      Authorizations and Enforceability                 7
         5.3      Effect of Agreement, etc                          7
         5.4      Restrictions; Burdensome Agreements               8
         5.6      Hardware, Equipment and Condition                 8
         5.7      Customers                                         8
         5.8      Brokers                                           8

6.       REPRESENTATIONS AND WARRANTIES OF PURCHASER                8
         6.1      Organization, Good Standing, Power, etc           8
         6.2      Authorization of Agreement and Enforceability     8
         6.3      Effect of Agreement. Consents. etc                8
         6.4      No Finder                                         9

7.       CONDITIONS TO COMPANY'S OBLIGATIONS                        9
         7.1      Accuracy of Representations and Warranties        9
         7.2      Performance of Covenant                           9

8.       CONDITIONS TO PURCHASER'S OBLIGATIONS                      9
         8.1      Accuracy of Representations and Warranties        9
         8.2      Performance of Covenants                          9

9.       TERMINATION                                               10

10.      INDEMNIFICATION                                           10

11.      GENERAL
         11.1     Expenses, etc                                    10
         11.2     Survival of Representations and Warranties       10
         11.3     Waivers                                          11
         11.4     Announcements                                    11
         11.5     Binding Effect; Benefits                         11
         11.6     Notices                                          11
         11.7     Further Assurances                               12
         11.8     Entire Agreement; Amendment                      12
         11.9     Headings                                         12
         11.10    Severability                                     12
         11.11    Counterparts                                     12
         11.12    Gender; Singular and Plural                      12
         11.13    Third Parties                                    13
         11.14    Governing Law; Performance                       13
         11.15    Attorneys' Fees                                  13
         11.16    Time of Essence                                  13

         Exhibit 1.1(a)             InterFund TM Software Packages and Customers
                                     Being Purchased
         Exhibit 1.1(b)             Hardware, Equipment and other Fixed Assets
         Exhibit 1.1(c)             Contracts and Agreements Being Purchased
         Exhibit 1.2(a)             Assets Excluded
         Exhibit 1.3(a)             Contract Obligations
         Exhibit 1.3(b)             City of Hurst Purchase Agreement
         Exhibit 2.1(a)             Capital Projects License Royalty Agreement
         Exhibit 2.1(b)             Business Tax License Royalty Agreement
         Exhibit 2.1(c)             Maintenance Royalty Agreement
         Exhibit 3.1(a)             Reclaimed InterFund Customers
         Exhibit 4.1(a)             Bill of Sale

ASSET PURCHASE AGREEMENT


PARTIES
The parties to this  Agreement  are UNITED  SYSTEMS  TECHNOLOGY,  INC.,  an Iowa
corporation, the company which is selling certain of its assets ("Company"),.NOLL COMPUTER SYSTEMS, INC., a Texas corporation, the purchaser of such assets of the Company ("Purchaser"). The parties hereby agree as follows:



RECITALS
     A. Company and Purchaser entered into an Asset Purchase Agreement in October 1994 which has a provision for the Purchaser to reclaim certain assets transferred in the October 1994 Agreement; and

     B. Company owns certain assets that were not subject to be reclaimed by the Purchaser as part of the October 1994 Agreement; and

     C. Company is willing to sell and Purchaser is willing to purchase certain assets that were not subject to be reclaimed by the Purchaser as part of the October 1994 Agreement upon the terms and conditions set forth herein:


AGREEMENT
1. SALE AND PURCHASE OF ASSETS. On the terms and subject to the conditions of this Agreement, Company will sell, assign and convey to Purchaser and Purchaser will purchase from Company, all of the right, title and interest in and to the "Assets," as defined below, free and clear of all liens, claims and encumbrances, except for the assumption by Purchaser of the "Liabilities" as defined below, or as otherwise provided herein.

         1.1 Description of Assets. The "Assets" are specifically described below, consisting at Closing of:

              (a) Certain  operating  assets  of the  Company  as  follows:  the
                  InterFund TM software packages developed by the Company and the customer relationships and related contracts and agreements with respect to InterFund customers which were added by the Company since October 1994. Such InterFund TM software packages are more specifically described in Exhibit 1.1(a) and customers described in Exhibit 1.1(c), both attached hereto;

              (b) Certain hardware, equipment and other fixed assets (the "fixed assets") as described in Exhibit 1.1(b) hereto;

              (c) The name "InterFund TM", and all trademark and service mark rights with respect thereto;

              (d) Certain  contract rights and agreements in connection with the InterFund product line for customers added by the Company since October 1994 as listed on Exhibits 1.1(c) subject to certain royalty payments described herein, and

              (e) The  Company's  customer  relationship  and  related  contract rights in connection with the Company's Purchase Agreement with the City of Hurst entered into in July 1996 (the "Hurst Agreement") subject to certain payments to be made to the Company. The Hurst Agreement and the payment terms are set forth on Exhibit 1.3(b).

         1.2      Assets Excluded.  Except as provided elsewhere herein,
                    the Assets exclude:

              (a) All accounts  receivable  related to the  InterFund  customers billed to the InterFund customers prior to Closing date, specifically listed on Exhibit 1.2(a) attached hereto.

         1.3 Liabilities. Except as expressly provided in this Section 1.3, Purchaser assumes no debts, tax liabilities or other liabilities or obligations (contractual or otherwise) of Company or any other debts, liabilities or obligations related to the conduct of Company's business. Purchaser will assume the following liabilities (the "Liabilities") of Company, and no others:

              (a) Obligations under those certain contracts, license and maintenance agreements for the customers listed in Exhibit 1.3(a). and

              (b) Obligations related to a Purchase Agreement Between the City of Hurst and USTI, Inc. dated July 1996 subject to certain payments to be made to the Company as described in Exhibit 1.3(b) attached hereto.

2.       PURCHASE PRICE.

         2.1 Amount and Payment. The purchase price ("Purchase Price") for the Assets shall be:

              (a) Company's right to receive certain royalty payments equal to twenty-five percent (25%) of license fee revenues on sales by Purchaser of InterFund TM software packages listed on Exhibit 1.1(a) until Company has received a total cumulative royalty of Fourteen Thousand Dollars ($14,000) for the InterFund TM Capital Projects package and a total cumulative royalty of Four Thousand Dollars ($4,000) for the InterFund TM Business Tax package, all as described in those certain License Royalty Agreements attached as Exhibit 2.1(a) and Exhibit 2.1(b) hereto, respectively ("Capital Projects License Royalty Agreement and Business Tax License Royalty Agreement"); and

              (b) Company's right to receive  certain royalty  payments equal to fifteen percent (15%) of the annual maintenance contract revenues of the InterFund product line for customers added since October 1994 as listed on Exhibits 1.1(c), for the next three (3) annual renewal dates, all as described in that certain Maintenance Contract Royalty Agreement attached as
                  Exhibit 2.1(c) hereto ("Maintenance Contract
                  Royalty Agreement");.

            As set forth in the Capital Projects License Royalty Agreement, Purchaser will provide to Company a monthly report of the license fee revenues and royalties owing thereunder. In the event that Company receives maximum cumulative royalties of Fourteen Thousand Dollars ($14,000), Purchaser shall have no further obligation to make royalty payments to Company.

            As set forth in the Business Tax License Royalty Agreement, Purchaser will provide to Company a monthly report of the license fee revenues and royalties owing thereunder. In the event that Company receives maximum cumulative royalties of Four Thousand Dollars ($4,000), Purchaser shall have no further obligation to make royalty payments to Company.

            As set forth in the Maintenance Contract Royalty Agreement, Purchaser will provide to Company a monthly report of the annual maintenance contract revenues for accounts listed on Exhibit 1.1(c) and royalties owing thereunder. In the event that Company receives royalties at the next three annual renewals for each of the contracts listed in Exhibit 1.1(c), Purchaser shall have no further obligations to make payment of additional royalties to the Company.

3. RECLAIMED ASSETS. The October, 1994 Asset Purchase Agreement between the Company and Purchaser gave the Purchaser the right to reclaim certain assets thereby transferred to the Company in the event the Company failed to pay the Purchaser certain minimum royalties. The Company has failed to pay those royalties. Pursuant to this Agreement, the Purchaser hereby reclaims and the Company hereby transfers to the Purchaser the following assets (the "Reclaimed Assets"):

         3.1      The following InterFund software packages or product lines:
                     General Ledger
                     Accounts Payable
                     Payroll
                     Utility Billing
                     Municipal Court
                     Accounts Receivable
                     Property Tax Billing and Collection
                     Fixed Assets
                     Work Order Management
                     Inventory Control
                     Purchase Order Management

         3.2 The Company's customer relationships and related contract rights in connection with the preceding InterFund software packages or product Lines for customers of Purchaser that were transferred to the Company in October, 1994, as listed in
                  Exhibit 3.1(a).

4. CLOSING. The closing of the transactions contemplated by Section 1 hereof (the "Closing") shall take place at the offices of Untied Systems Technology, Inc. 3021 Gateway Drive, Suite 240, Irving, Texas, 75063 at 2:00 p.m., local time, on February 21, 1997, or at such other date, time and place as Purchaser and Company shall mutually agree in writing (the "Closing Date").

            Conveyance,  transfer,  assignment  and  delivery  of the  Assets to
         Purchaser shall be by bills of sale, certificates of transfer, endorsements, assignments and other instruments of transfer and conveyance in such form as Purchaser may reasonably request. Assumption of the Liabilities by Purchaser shall be by execution and delivery of this Agreement and certain contracts and other instruments in such form as Company may reasonably request. At Closing, Company and Purchaser shall respectively execute and deliver the following additional instruments and documents:

         4.1      Deliveries by Company:

              (a) A bill of  sale in form  attached  hereto  as  Exhibit  4.1(a)
                  covering all of the Assets and Reclaimed Assets being acquired hereunder;

              (b) The License Royalty Agreement and Maintenance Contract Royalty
                  Agreement duly executed by Company;

              (c) Such  other  documents  and  instruments  as  counsel  for the
                  Company and Purchaser may reasonably require to effectuate or evidence the transfer of the Assets.

         4.2      Deliveries by Purchaser:

              (a) The Capital Projects License Royalty Agreement, Business Tax License Royalty Agreement and Maintenance Contract Royalty Agreement duly executed by Purchaser;

              (b) Such other documents and instruments as counsel for Company may reasonably require, from time to time, to effectuate or evidence the transactions contemplated hereby.

         4.3 Possession. Purchaser shall take possession of the Assets and Reclaimed Assets as of Closing.

         4.4      Taxes and Fees.

              (a) Any transfer, sales or use tax, or transfer, filing or recording fees, payable upon or with respect to the sale of the Assets shall be paid when due by Purchaser.

              (b) All personal property taxes attributable to any of the Assets shall be apportioned and pro rated as of Closing.

5.       REPRESENTATIONS AND WARRANTIES OF COMPANY.  The "Disclosure
         Schedules" described herein shall mean all of the disclosures made in writing by Company to Purchaser, whether in the form of Exhibits to this Agreement, summarized schedules, or copies or originals of actual documents delivered or made available to Purchaser for its review. Company and Purchaser shall agree in writing at Closing on the specific content of the final Disclosure Schedules. Subject to the Disclosure Schedules, Company represents and warrants to Purchaser as follows:


         5.1 Organization, Good Standing, Power, etc. Company (a) is a corporation duly organized, validly existing and in good standing under the laws of the State of Iowa; (b) is authorized or licensed to do business as a foreign corporation and is in good standing in the jurisdictions listed in the Disclosure Schedules; (c) is not required to be authorized or licensed to do business as a foreign corporation in any other jurisdiction (within or without the United States) by reason of the nature of the business conducted by it or the properties owned or leased or operated by it; and (d) has the requisite power and authority to own, lease and operate its properties and to carry on its business as currently conducted.

         5.2 Authorizations and Enforceability. Company has all requisite power and authority to execute, deliver and perform this Agreement and to consummate the transactions contemplated hereby. This Agreement has been duly and validly authorized, executed and delivered by Company and constitutes the valid and binding obligation of Company, fully enforceable in accordance with its terms.

         5.3 Effect of Agreement. Consents. No consent, authorization or approval or exemption by, or filing with, any governmental or public body or authority is required in connection with the execution, delivery and performance by Company of this Agreement or the taking of any action hereby contemplated.
                  The Assets and the Reclaimed Assets are not subject to any lien, security interest, charge or encumbrance other than those specifically set forth in this Agreement and exhibits hereto. The execution, delivery and performance of this Agreement by the Company and the consummation of the transactions contemplated hereby will not, with or without the giving of notice or the lapse of time, or both, result in the breach of or conflict with any term, covenant or provision of any contract to which the Company is a party.

         5.4 Restrictions; Burdensome Agreements. Company is not a party to any contract, commitment or agreement, and none of Company or its properties or the Assets are subject to or bound or affected by any charter, bylaw or other corporate restriction, or any order, judgment, decree, law, statute, ordinance, rule, regulation or other restriction of any kind or character, which would prevent Company from entering into this Agreement or from consummating the transactions contemplated hereby.

         5.5 Hardware, Equipment and Condition. Exhibit 1.1(b) sets forth a correct and complete list of all of the hardware and equipment being sold hereunder ("fixed assets"). The fixed assets are in good condition and repair (ordinary wear and tear excepted) and suitable for the uses for which intended.

         5.6 Customers. Exhibit 1.2(a) sets forth the following information with respect to Company's InterFund customers: A list of each of Company's InterFund customers including a list of the software packages licensed to each customer and the status of license and/or maintenance agreements with each customer.

         5.7 Brokers. To the Company's knowledge, no firm, corporation, agency or other person has any right to a consultant's or finder's fee or any type of brokerage commission payable in relation to or in connection with the transactions contemplated by this Agreement by reason of any action taken or agreement entered into by Company.

6. REPRESENTATIONS AND WARRANTIES OF PURCHASER. Purchaser represents and warrants to Company as follows:

         6.1 Organization, Good Standing, Power, etc. Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of Texas. Purchaser has all requisite corporate power and authority to execute, deliver and perform this Agreement and consummate the transactions contemplated herein.

         6.2 Authorizations and Enforceability. Purchaser has all requisite power and authority to execute, deliver and perform this Agreement and to consummate the transactions contemplated hereby. This Agreement has been duly and validly authorized, executed and delivered by Purchaser and constitutes the valid and binding obligation of Purchaser, fully enforceable in accordance with its terms.

         6.3 Effect of Agreement. Consents. No consent, authorization or approval or exemption by, or filing with, any governmental or public body or authority is required in connection with the execution, delivery and performance by Purchaser of this Agreement or the taking of any action hereby contemplated. The execution, delivery and performance of this Agreement by the Purchaser and the consummation of the transactions contemplated hereby will not, with or without the giving of notice or the lapse of time, or both, result in the breach of or conflict with any term, covenant or provision of any contract to which the Purchaser is a party.

         6.4 No Finder. To Purchaser's knowledge, there is no firm, corporation, agency or other person that is entitled to a consultant's or finder's fee or any type of brokerage commission in relation to or in connection with the transactions contemplated by this Agreement as a result of any agreement with Purchaser.


7. CONDITIONS TO COMPANY'S OBLIGATIONS. The obligations of Company hereunder are subject to the fulfillment, at or prior to the Closing, of each of the following conditions, any or all of which may be waived in writing by Company, in its sole discretion:

         7.1 Accuracy of Representations and Warranties. Each of the representations and warranties of Purchaser contained in this Agreement shall be true on and as of the Closing Date with the same force and effect as though made on and as of the Closing Date, except as affected by transactions contemplated hereby.

         7.2 Performance of Covenants. Purchaser shall have performed and complied with all covenants, obligations and agreements to be performed or complied with by it on or before the Closing Date pursuant to this Agreement.


8. CONDITIONS TO PURCHASER'S OBLIGATIONS. The obligations of Purchaser hereunder are subject to the fulfillment, at or prior to the Closing, of each of the following conditions, any or all of which may be waived in writing by Purchaser, in its sole discretion:

         8.1 Accuracy of Representations and Warranties. Each of the representations and warranties of Company contained in this Agreement shall be true on and as of the Closing Date with the same force and effect as though made on and as of the Closing Date, except as affected by transactions contemplated hereby.

         8.2 Performance of Covenants. Company shall have performed and complied with all covenants, obligations and agreements to be performed or complied with by it on or before the Closing Date pursuant to this Agreement.

9.       TERMINATION This Agreement may be terminated prior to the Closing Date:

         9.1 By Company or Purchaser if the Closing has not taken place on or before February 21, 1997, unless extended by Purchaser and Company in accordance with Section 3 hereto; provided, however that such termination shall not relieve any party from liability if such party, as of the termination date, is in breach of any of the provisions of this Agreement.

         9.2 By Purchaser, if on the Closing Date any of the conditions set forth in Section 7 have not been satisfied, or waived by Purchaser.

         9.3 By Company, if on the Closing Date any of the conditions set forth in Section 6 have not been satisfied, or waived by the Company.

10.      INDEMNIFICATION.

         10.1 Company, jointly and severally, will defend, indemnify and hold harmless Purchaser and any person claiming by or through it or its successors and assigns from, against and in respect of any and all losses, claims, and liabilities incurred by or asserted against Purchaser or its successors or assigns in connection with (i) any breach of any of the representations and warranties of Company in this Agreement,(ii) any breach of any covenant or agreement made by Company in this Agreement, or (iii) any liability, debt or obligation of Company or lien or encumbrance on the Assets not specifically assumed by Purchaser in this Agreement.

         10.2 Purchaser will defend, indemnify and hold harmless Company and any person claiming by or through it or its successors and assigns from, against and in respect of any and all loses, claims, and liabilities incurred by or asserted against Company or its successors or assigns in connection with (i) any breach of any of the representations and warranties of Purchaser in this Agreement, (ii) any breach of any covenant or agreement made by Purchaser in this Agreement, or (iii) any claim, liability, debt or obligation of Company with respect to the Liabilities assumed by Purchaser in this Agreement.

11.      GENERAL

         11.1 Expenses, etc. Except as otherwise provided herein, whether or not the transactions contemplated by this Agreement are consummated, each party hereto shall pay its own expenses and the fees and expenses of its counsel and accountants and other experts.

         11.2     Survival    of    Representations    and    Warranties.    The
                  representations, warranties, covenants and agreements set forth in this Agreement, the Disclosure Schedules, any other written representation and in any ancillary document shall survive the Closing.

         11.3 Waivers. The waiver by any party hereto of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach.

         11.4     Announcements.  Each party  hereto  agrees that it shall
                  not,  except  as  otherwise  required  by  applicable  law  or regulations, make or release any statement, announcement or publicity with respect to this Agreement or the transactions contemplated hereby, including written statements to employees, customers, and suppliers, or permit any of its officers, directors or employees to do so unless the form and content of any such statement, announcement or publicity and the time of release thereof shall have been approved, in writing, by Purchaser and Company.

         11.5 Binding Effect; Benefits. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, personal representatives, successors and assigns.

         11.6 Notices. All notices, requests, demands and other communications which are required to be or may be given under this Agreement shall be in writing and shall be deemed to have been duly given when delivered in person or transmitted by fax or five (5) days after deposit in the U.S. mails by certified or registered first class mail, postage prepaid, return receipt requested, addressed to the party to whom the same is so given or made.

              11.6.1                if to Purchaser, to:

                  Noll Computer Systems, Inc.
                  2401 Gravel Street
                  Fort Worth, TX                     76118
                  Attn:      David Noll, President
                  Fax Number:               (817) 284-2459

     with a copy to:
                  McClean & Sanders
                  100 Main Street
                  Fort Worth, TX                     76102
                  Attn:      James Whitton
                  Fax Number:               (817) 870-2265

              11.6.2                if to Company to:

                  United Systems Technology, Inc.
                  3021 Gateway Drive - Suite 240
                  Irving, Texas                                        75063
                  Attn:      Thomas E, Gibbs, President
                  Fax Number:               (972) 580-8280

     with a copy to:
                Law, Snakard & Gambill
                3200 Bank One Tower
                500 Throckmorton Street
             Fort Worth, TX                          76102
                 Attn:     Vernon Rew
                 Fax Number:         (817) 332-7473
         or to such other address or Fax Number as any party may designate by giving notice to the other parties hereto.

         11.7 Further Assurances. The Company shall, from time to time at or after the Closing, at the request of Purchaser, and without further consideration, execute and deliver such other instruments and take such other actions as may be required to confer to Purchaser and its assignees the benefits contemplated by this Agreement.

         11.8 Entire Agreement; Amendment. This Agreement (including the Exhibits and Disclosure Schedules hereto) constitutes the entire agreement and supersedes all prior agreements and understandings, oral and written, between the parties hereto with respect to the subject matter hereof and may not be amended, modified or terminated unless in a written instrument executed by the party or parties sought to be bound.

         11.9 Headings. The section and other headings contained in this Agreement are for reference purposes only and shall not be deemed to be a part of this Agreement or to affect the meaning or interpretation of this Agreement.

         11.10 Severability. The invalidity of all or any part of any section of this Agreement shall not render invalid the remainder of this Agreement or the remainder of such section. If any provision of this Agreement is so broad as to be unenforceable, such provision shall be interpreted to be only so broad as is enforceable.

         11.11 Counterparts. This Agreement may be executed in any number of counterparts, each of which, when executed, shall be deemed to be an original and all of which together shall be deemed to be one and the same instrument. A faxed copy of an executed counterpart shall evidence execution.

         11.12 Gender; Singular and Plural. Any reference in this Agreement in the masculine gender shall include the feminine and neuter genders, and vice versa, as appropriate. Any reference in this Agreement in the singular shall mean the plural, and vice versa, as appropriate.

         11.13 Third Parties. Nothing in this Agreement, whether expressed or implied, is intended to confer any rights or remedies on any person other than Purchaser and Company, nor is anything in this Agreement intended to relieve or discharge the obligation or liability of any third party, nor shall any provision give any third party any right of subrogation or action against any party to this Agreement.

         11.14 Governing Law; Performance. This Agreement shall be construed as to both validity and performance and enforced in accordance with and governed by the internal laws of the State of Texas. This Agreement shall be performable in Tarrant County, Texas

         11.15 Attorneys' Fees. In the event of any action or proceeding arising out of or in connection with this Agreement, the prevailing party will be entitled to all costs, expenses and reasonable attorneys' fees incurred with or without suit and on appeal.

         11.16    Time of Essence.  Time is of the essence of this Agreement.

     DATED this 21st day of February 1997.


COMPANY:                          UNITED SYSTEMS TECHNOLOGY, INC.
                                  By /s/ Thomas E. Gibbs
                                     ---------------------------
                                     Thomas E. Gibbs, President


                             AND

                                  By /s/ Randall L.McGee
                                     --------------------------
                                     Randall L. McGee, Secretary and Treasurer



PURCHASER:                        NOLL COMPUTER SYSTEMS, INC.
                                  By /s/ J. David Noll
                                     --------------------------
                                     J. David Noll, President

                        Capital Projects License Royalty
                                    Agreement


         This License Royalty Agreement (this "Agreement") is entered into this 21st day of February 1997, by and between UNITED SYSTEMS TECHNOLOGY, INC., an Iowa corporation ("Company") and NOLL COMPUTER SYSTEMS, INC., a Texas corporation ("Purchaser").


RECITALS

     A. Company and Purchaser are parties to that certain Asset Purchase Agreement dated February 21, 1997 (the "Asset Purchase Agreement") pursuant to which the Company is selling certain of its assets to Purchaser for the consideration set forth therein. Capitalized terms used but not otherwise defined herein shall have the meanings given then in the Asset Purchase Agreement; and

     B. As a portion of such consideration, Purchaser is agreeing to pay to Company a certain royalty with respect to sales by the Purchaser of InterFundTM Capital Projects package as set forth herein.

     Now, therefore, in consideration of the premises and of the mutual agreements and covenants set forth herein, the parties do hereby agree as follows:


AGREEMENT

1. Royalty. Purchaser hereby agrees to pay to Company a royalty (the "Royalty") equal to twenty-five percent (25%) of the Purchaser's license fee revenues on sales by the Purchaser of the InterFundTM Capital Projects package software until the Company has received a total cumulative Royalty of Fourteen Thousand Dollars ($14,000). The Purchaser's initial $24,000 of license fee revenues on sales by the Purchaser of the InterFundTM Capital Projects package software will be excluded from Royalty payments.

2. Accounts and Payment. Purchaser shall keep an accurate account of all license fees actually received on sales of the InterFundTM Capital Projects package as provided herein and shall render a statement (the "Statement") in writing to the Company within (30) days after the end of each calendar month during the term of this Agreement setting forth the amounts actually received on the sales of the InterFundTM Capital Projects package. Concurrently with the rendering of such Statement, Purchaser shall pay to the Company the Royalties based on the cash receipts during the corresponding calendar month. The Statement shall include the amount of license fee revenues on the InterFundTM Capital Projects package received during the corresponding calendar month and the computation of the Royalty resulting from such receipts.


3.   Grant of  Security  Interest.  Purchaser  hereby  grants  to the  Company a security interest in the following described property hereafter called "collateral": The InterFundTM Capital Projects package and the extensions, improvements, refinements and changes thereto and such records, documents, writings, computer records, disks, tapes and other means that are reproducible that are associated with the InterFundTM Capital Projects package. This grant is made for the purpose of securing payment of the obligations set forth herein and any and all extensions and renewals of or substitutes for any part thereof. Purchaser agrees to punctually pay such obligations when due.

     Purchaser agrees that for the term of this Royalty Agreement it will not, without the prior written consent of the Company, 1) sell, assign, transfer, exchange or otherwise dispose of the InterFundTM Capital Projects package, 2) grant a lien or security interest in or execute, file or record any financing  statement or other  security  instrument with respect to the InterFundTM Capital Projects package to any third party other than the Company, or 3) convey actual or constructive possession of the InterFundTM Capital Projects package to any party other than the Company, except granting licenses in the ordinary course of business. Purchaser hereby agrees to sign one or more financing statements and any required amendments thereto, to fully
     reflect  Company's  security  interest  in  the  InterFundTM   Capital
     Projects  package.

4. Representations, Warranties and Agreements of Purchaser. Purchaser represents, warrants and agrees as follows:

     Purchaser's principal place of business will be 2401 Gravel Street, Fort Worth, Texas, 76118 effective as of the signing of this agreement and Purchaser shall promptly give Company written notice of any change thereto. All tangible collateral and all of Purchaser's business records, including those pertaining to the collateral, shall be kept at the above address. In the event that the Purchaser's principal place of business changes, the Purchaser shall notify the Company in writing within 30 days of such change of address.

5. Term. The term of this Agreement shall be for the period ending on the date that the Royalty amount of Fourteen Thousand Dollars ($14,000) is paid hereunder.

6. Notices. All notices and other communications hereunder shall be in writing and shall be deemed to have been given when delivered in accordance with
     Section 10.6 of the Asset Purchase Agreement.

7. Binding Effects; Benefits. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, personal representatives, successors and assigns.

8. Entire Agreement: Amendment. This Agreement constitutes the entire Agreement between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements and understandings, oral and written, between the parties hereto and may not be amended, modified or terminated unless in a written instrument executed by the party of parties sought to be bound.

10. Headings. This section and other headings contained in this Agreement are for reference purposes only and shall not be deemed to be a part of this Agreement or to affect the meaning or interpretation of this Agreement.

11. Severability. The invalidity of all or any part of any section of this Agreement shall not render invalid the remainder of this Agreement or the remainder of such section. If any provision of this Agreement is so broad as to be unenforceable, such provision shall be interpreted to be only so broad as is enforceable.

12. Counterparts. This Agreement may be executed in any number of counterparts, each of which, when executed, shall be deemed to be an original and all of which together shall be deemed to be one and the same instrument. A faxed copy of an executed counterpart shall evidence execution.

13. Gender; Singular and Plural. Any reference in this Agreement in the masculine gender shall include the feminine and neuter genders, and vice versa, as appropriate. Any reference in the Agreement in the singular shall mean plural, and vice versa, as appropriate.

14. Third Parties. Nothing in the Agreement, whether expressed or implied, is intended to confer any rights or remedies on any person other than the Purchaser and the Company, nor is anything in this Agreement intended to relieve or discharge the obligation or liability of any third party, nor shall any provision give any third party any right of subrogation or action against any party to this Agreement.

15. Governing Law; Performance. This Agreement shall be construed as to both validity and performance and enforced in accordance with and governed by the internal laws of the State of Texas. This Agreement shall be performable in Tarrant County, Texas.

16. Attorneys' Fees. In the event of any action or proceeding arising out of or in connection with this Agreement, the prevailing party will be entitled to all costs, expenses and reasonable attorneys' fees incurred with or without suit on appeal.

     DATED this 21st day of February 1997.


COMPANY:                          UNITED SYSTEMS TECHNOLOGY, INC.
                                  By /s/ Thomas E. Gibbs
                                     ---------------------------
                                     Thomas E. Gibbs, President


                             AND

                                  By /s/ Randall L.McGee
                                     --------------------------
                                     Randall L. McGee, Secretary and Treasurer



PURCHASER:                        NOLL COMPUTER SYSTEMS, INC.
                                  By /s/ J. David Noll
                                     --------------------------
                                     J. David Noll, President

                          Business Tax License Royalty
                                    Agreement


         This License Royalty Agreement (this "Agreement") is entered into this 21st day of February 1997, by and between UNITED SYSTEMS TECHNOLOGY, INC., an Iowa corporation ("Company") and NOLL COMPUTER SYSTEMS, INC., a Texas corporation ("Purchaser").


RECITALS

     A. Company and Purchaser are parties to that certain Asset Purchase Agreement dated February 21, 1997 (the "Asset Purchase Agreement") pursuant to which the Company is selling certain of its assets to Purchaser for the consideration set forth therein. Capitalized terms used but not otherwise defined herein shall have the meanings given then in the Asset Purchase Agreement; and

     B. As a portion of such consideration, Purchaser is agreeing to pay to Company a certain royalty with respect to sales by the Purchaser of InterFundTM Business Tax package as set forth herein.

     Now, therefore, in consideration of the premises and of the mutual agreements and covenants set forth herein, the parties do hereby agree as follows:

AGREEMENT

1 Royalty. Purchaser hereby agrees to pay to Company a royalty (the "Royalty") equal to twenty-five percent (25%) of the Purchaser's license fee revenues on sales by the Purchaser of the InterFundTM Business Tax package software until the Company has received a total cumulative Royalty of Four Thousand Dollars ($4,000). The Purchaser's initial $4,000 of license fee revenues on sales by the Purchaser of the InterFundTM Business Tax package software will be excluded from Royalty payments.

2. Accounts and Payment. Purchaser shall keep an accurate account of all license fees actually received on sales of the InterFundTM Business Tax package as provided herein and shall render a statement (the "Statement") in writing to the Company within (30) days after the end of each calendar month during the term of this Agreement setting forth the amounts actually received on the sales of the InterFundTM Business Tax package. Concurrently with the rendering of such Statement, Purchaser shall pay to the Company the Royalties based on the cash receipts during the corresponding calendar month. The Statement shall include the amount of license fee revenues on the InterFundTM Business Tax package received during the corresponding calendar month and the computation of the Royalty resulting from such receipts.

3. Grant of Security Interest. Purchaser hereby grants to the Company a security interest in the following described property hereafter called "collateral": The InterFundTM Business Tax package and the extensions, improvements, refinements and changes thereto and such records, documents, writings, computer records, disks, tapes and other means that are reproducible that are associated with the InterFundTM Business Tax package. This grant is made for the purpose of securing payment of the obligations set forth herein and any and all extensions and renewals of or substitutes for any part thereof. Purchaser agrees to punctually pay such obligations when due.

     Purchaser agrees that for the term of this Royalty Agreement it will not, without the prior written consent of the Company, 1) sell, assign, transfer, exchange or otherwise dispose of the InterFundTM Business Tax package, 2) grant a lien or security interest in or execute, file or record any financing statement or other security instrument with respect to the InterFundTM Business Tax package to any third party other than the Company, or 3) convey actual or constructive possession of the InterFundTM Business Tax package to any party other than the Company, except granting licenses in the ordinary course of business. Purchaser hereby agrees to sign one or more financing statements and any required amendments thereto, to fully reflect Company's security interest in the InterFundTM Business Tax package.

4. Representations, Warranties and Agreements of Purchaser. Purchaser represents, warrants and agrees as follows:

     Purchaser's principal place of business will be 2401 Gravel Street, Fort Worth, Texas, 76118 effective as of the signing of this agreement and Purchaser shall promptly give Company written notice of any change thereto. All tangible collateral and all of Purchaser's business records, including those pertaining to the collateral, shall be kept at the above address. In the event that the Purchaser's principal place of business changes, the Purchaser shall notify the Company in writing within 30 days of such change of address.

5. Term. The term of this Agreement shall be for the period ending on the date that the Royalty amount of Four Thousand Dollars ($4,000) is paid hereunder.

6. Notices. All notices and other communications hereunder shall be in writing and shall be deemed to have been given when delivered in accordance with
     Section 10.6 of the Asset Purchase Agreement.

7. Binding Effects; Benefits. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, personal representatives, successors and assigns.

8. Entire Agreement: Amendment. This Agreement constitutes the entire Agreement between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements and understandings, oral and written, between the parties hereto and may not be amended, modified or terminated unless in a written instrument executed by the party of parties sought to be bound.

9. Headings. This section and other headings contained in this Agreement are for reference purposes only and shall not be deemed to be a part of this Agreement or to affect the meaning or interpretation of this Agreement.

10. Severability. The invalidity of all or any part of any section of this Agreement shall not render invalid the remainder of this Agreement or the remainder of such section. If any provision of this Agreement is so broad as to be unenforceable, such provision shall be interpreted to be only so broad as is enforceable.

11. Counterparts. This Agreement may be executed in any number of counterparts, each of which, when executed, shall be deemed to be an original and all of which together shall be deemed to be one and the same instrument. A faxed copy of an executed counterpart shall evidence execution.

12. Gender; Singular and Plural. Any reference in this Agreement in the masculine gender shall include the feminine and neuter genders, and vice versa, as appropriate. Any reference in the Agreement in the singular shall mean plural, and vice versa, as appropriate.

13. Third Parties. Nothing in the Agreement, whether expressed or implied, is intended to confer any rights or remedies on any person other than the Purchaser and the Company, nor is anything in this Agreement intended to relieve or discharge the obligation or liability of any third party, nor shall any provision give any third party any right of subrogation or action against any party to this Agreement.

14. Governing Law; Performance. This Agreement shall be construed as to both validity and performance and enforced in accordance with and governed by the internal laws of the State of Texas. This Agreement shall be performable in Tarrant County, Texas.

15. Attorneys' Fees. In the event of any action or proceeding arising out of or in connection with this Agreement, the prevailing party will be entitled to all costs, expenses and reasonable attorneys' fees incurred with or without suit on appeal.
                                       20

     DATED this 21st day of February 1997.


COMPANY:                          UNITED SYSTEMS TECHNOLOGY, INC.
                                  By /s/ Thomas E. Gibbs
                                     ---------------------------
                                     Thomas E. Gibbs, President


                             AND

                                  By /s/ Randall L.McGee
                                     --------------------------
                                     Randall L. McGee, Secretary and Treasurer



PURCHASER:                        NOLL COMPUTER SYSTEMS, INC.
                                  By /s/ J. David Noll
                                     --------------------------
                                     J. David Noll, President

                          Maintenance Royalty Agreement


         This Maintenance Royalty Agreement (this "Agreement") is entered into this 21st day of February 1997, by and between UNITED SYSTEMS TECHNOLOGY, INC., an Iowa corporation ("Company") and NOLL COMPUTER SYSTEMS, INC., a Texas corporation ("Purchaser").


RECITALS

     A. Company and Purchaser are parties to that certain Asset Purchase Agreement dated February 21, 1997 (the "Asset Purchase Agreement") pursuant to which the Company is selling certain of its assets to Purchaser for the consideration set forth therein. Capitalized terms used but not otherwise defined herein shall have the meanings given then in the Asset Purchase Agreement; and

     B. As a portion of such consideration, Purchaser is agreeing to pay to Company a certain royalty with respect to the renewals of maintenance contracts with certain InterFundTM customers added since October 1994 as set forth herein and in Exhibit A attached here.

     Now, therefore, in consideration of the premises and of the mutual agreements and covenants set forth herein, the parties do hereby agree as follows:


AGREEMENT

     1. Royalty. Purchaser hereby agrees to pay to Company a royalty (the "Royalty") equal to fifteen percent (15%) of the Purchaser's maintenance fee revenues on renewals of certain customer accounts as listed in Exhibit A hereto. This royalty will be paid to the Company by the Purchaser on the three annual renewals subsequent to the signing of this Agreement, it being understood that if after the signing of this Agreement, an InterFund customer listed in Exhibit A does not renew its maintenance coverage and does not pay the related maintenance revenue to the Purchaser, said Royalty will not be due to Company.

     2. Accounts and Payment. Purchaser shall keep an accurate account of all maintenance fees actually received for the accounts listed on Exhibit A as provided herein and shall render a statement (the "Statement") in writing to the Company within (30) days after the end of each calendar month during the term of this Agreement setting forth the amounts actually received from the customers listed on Exhibit A for annual maintenance fees for the three annual renewals subsequent to the signing of this Agreement. Concurrently with the rendering of such Statement, Purchaser shall pay to the Company the Royalties based on the cash receipts during the corresponding calendar month. The Statement shall include the amount of maintenance fee revenues from the customers listed on Exhibit A received during the corresponding calendar month and the computation of the Royalty resulting from such receipts.

     3. Grant of Security Interest. Purchaser hereby grants to the Company a security interest in the following described property hereafter called "collateral": The InterFundTM maintenance contracts with certain InterFundTM customers added since October 1994 a set forth in Exhibit A attached hereto. This grant is made for the purpose of securing payment of the obligations set forth herein and any and all extensions and renewals of or substitutes for any part thereof. Purchaser agrees to punctually pay such obligations when due.

          Purchaser agrees that for the term of this Royalty Agreement it will not, without the prior written consent of the Company, 1) sell, assign, transfer, exchange or otherwise dispose of the InterFundTM customers listed on Exhibit A, 2) grant a lien or security interest in of execute,file or record any financing statement or other security instrument with respect to the InterFundTM customers listed on Exhibit A to any third party other than the Company, or 3) convey actual or constructive possession of the InterFundTM customers listed on Exhibit A to any party other than the Company. Purchaser hereby agrees to sign one or more financing statements and any required amendments thereto, to fully reflect Company's security interest in the InterFundTM customers listed on Exhibit A.

     4. Representations, Warranties and Agreements of Purchaser. Purchaser represents, warrants and agrees as follows:

          Purchaser's principal place of business will be 2401 Gravel Street, Fort Worth, Texas, 76118 effective as of the signing of this agreement and Purchaser shall promptly give Company written notice of any change thereto. All Tangible collateral and all of Purchaser's business records, including those pertaining to the collateral, shall be kept at the above address. In the event that the Purchaser's principal place of business changes, the Purchaser shall notify the Company in writing within 30 days of such change of address.

     5. Term. The term of this Agreement shall be for the period ending on the date that all Royalty amounts to be paid to the Company by the Purchaser on the three annual renewals subsequent to the singing of this Agreement for the customers listed on Exhibit A are paid hereunder.

     6. Notices. All notices and other communications hereunder shall be in writing and shall be deemed to have been given when delivered in accordance with Section 10.6 of the Asset Purchase Agreement.

     7. Binding Effects; Benefits. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, personal representatives, successors and assigns.

     8.   Entire  Agreement:  Amendment.  This Agreement  constitutes the entire
          Agreement between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements and understandings, oral and written, between the parties hereto and may not be amended, modified or terminated unless in a written instrument executed by the party of parties sought to be bound.

     9. Headings. This section and other headings contained in this Agreement are for reference purposes only and shall not be deemed to be a part of this Agreement or to affect the meaning or interpretation of this Agreement.

     10. Severability. The invalidity of all or any part of any section of this Agreement shall not render invalid the remainder of this Agreement or the remainder of such section. If any provision of this Agreement is so broad as to be unenforceable, such provision shall be interpreted to be only so broad as is enforceable.

     11. Counterparts. This Agreement may be executed in any number of counterparts, each of which, when executed, shall be deemed to be an original and all of which together shall be deemed to be one and the same instrument. A faxed copy of an executed counterpart shall evidence execution.

     12. Gender; Singular and Plural. Any reference in this Agreement in the masculine gender shall include the feminine and neuter genders, and vice versa, as appropriate. Any reference in the Agreement in the singular shall mean plural, and vice versa, as appropriate.

     13. Third Parties. Nothing in the Agreement, whether expressed or implied, is intended to confer any rights or remedies on any person other than the Purchaser and the Company, nor is anything in this Agreement intended to relieve or discharge the obligation or liability of any third party, nor shall any provision give any third party any right of subrogation or action against any party to this Agreement.

     14. Governing Law; Performance. This Agreement shall be construed as to both validity and performance and enforced in accordance with and governed by the internal laws of the State of Texas. This Agreement shall be performable in Tarrant County, Texas.

     15. Attorneys' Fees. In the event of any action or proceeding arising out of or in connection with this Agreement, the prevailing party will be entitled to all costs, expenses and reasonable attorneys' fees incurred with or without suit on appeal.

     DATED this 21st day of February 1997.


COMPANY:                          UNITED SYSTEMS TECHNOLOGY, INC.
                                  By /s/ Thomas E. Gibbs
                                     ---------------------------
                                     Thomas E. Gibbs, President


                             AND

                                  By /s/ Randall L.McGee
                                     --------------------------
                                     Randall L. McGee, Secretary and Treasurer



PURCHASER:                        NOLL COMPUTER SYSTEMS, INC.
                                  By /s/ J. David Noll
                                     --------------------------
                                     J. David Noll, President