Form 10QSB
period 1997-03-31
UNITED SYSTEMS TECHNOLOGY INC
filed 1997-05-15
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           --------------------------

For the Quarter Ended:                    Commission File Number
   March 31, 1997                                 0 - 9574

                           --------------------------


                         UNITED SYSTEMS TECHNOLOGY, INC.

       Iowa                                       42-1102759
(State of Incorporation)                       (I.R.S. Employer
                                             Identification Number)

                          3021 Gateway Drive, Suite 240
                               Irving, Texas 75603
                                 (972) 518-0728

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

                               Yes __X__ No ______



         As of March 31, 1997 there were 43,278,045 shares of the registrant's Common Stock, par value $0.10 per share, outstanding.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB



PART I - FINANCIAL INFORMATION (UNAUDITED)                       PAGE
------------------------------------------

Item 1. Consolidated Financial Statements

                  Balance Sheets                                   3

                  Statements of Operations                         4

                  Statements of Cash Flows                         5

                  Notes to Consolidated Financial Statements       6


Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                         8




PART II - OTHER INFORMATION                                       10
---------------------------



            ---------------------------------------------------------



     The consolidated financial information reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of financial position and of the statements of operations and cash flows for the periods presented.


     These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements which are included in the annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

                 United Systems Technology, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                  March 31,
                                                    1997           December 31,
                                                 (Unaudited)           1996
                                                =============     =============
           Current Assets
Cash and cash equivalents                       $    100,323        $   67,252
 Trade accounts receivable, less allowance
  for doubtful accounts of $40,000 at
 March 31, 1997 and December 31, 1996                266,683           253,692
 Prepaid expenses and other                              574               279
                                                  ----------        ----------
   Total current assets                              367,580           321,223
                                                  ----------        ----------

Property and equipment, net                          102,380           115,738
Goodwill, net                                        724,759           741,744
Purchased software, net                               67,667            71,833
Deposits and other                                    20,869            27,942
                                                  ----------        ----------
                                                     915,675           957,257
                                                  ----------        ----------
   Total assets                                  $ 1,283,255        $1,278,480
                                                  ==========        ==========

          Liabilities and Stockholders' Equity
Current Liabilities
 Current portion of capital lease obligations    $     8,515        $    8,271
 Trade accounts payable                              207,318           230,039
 Accrued payroll                                      15,949            20,432
 Accrued interest - related party                     73,003            72,020
 Other accrued expenses                              137,648           115,368
 Deferred revenue                                    681,909           664,797
                                                  ----------        ----------
   Total current liabilities                       1,124,342         1,110,927

Notes payable - related party                         50,000            50,000
Capital lease obligations, net of current portion      4,508             6,730
                                                  ----------        ----------
   Total liabilities                               1,178,850         1,167,657
                                                  ----------        ----------

Commitments and contingencies                          -                 -

           Stockholders' Equity
Preferred stock, convertible,  cumulative,
 par value $.10 per  share;  authorized
 5,000,000  shares;  issued  and outstanding,
 500,000 shares of Series B, 750,000 shares
 of Series C,  500,000  shares of Series D
 and 300,000  shares of Series E(liquidating
 preference of $1.00, $.20, $1.00 and $1.00 per
 share, respectively,) aggregating $1,300,000
 at March 31, 1997 and 1,450,000 at December
 31, 1996                                            130,000           205,000
Common stock, par value $.10 per share;
 authorized 100,000,000 shares; issued and
 outstanding 43,278,045 at March 31, 1997
 and 38,634,163 at December 31, 1996.              4,327,857         3,796,975
Additional paid-in capital                         3,758,508         4,214,390
Accumulated deficit                               (8,111,960)       (8,105,542)
                                                  ----------        ----------
     Total stockholders' equity                      104,405           110,823
                                                  ----------        ----------
     Total liabilities and stockholders' equity  $ 1,283,255       $ 1,278,480
                                                  ==========        ==========

The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                     1997              1996
                                                  ==========        ==========
Revenue
 Software packages                               $    78,503       $    78,679
 Installation, training and customer support          35,031            73,450
 Maintenance                                         279,519           326,837
 Equipment and supplies sales                         64,122            47,192
 Other                                                 1,304              -
                                                  ----------        ----------
                                                     458,479           526,158
                                                  ----------        ----------
Costs and expenses
 Salaries                                            253,180           310,457
 Other general, administrative and selling expense   128,854           148,580
 Depreciation and amortization                        39,782            77,218
 Commissions                                           9,109             3,264
 Cost of equipment and supplies sold                  33,072            16,339
                                                  ----------        ----------
                                                     463,997           555,858
                                                  ----------        ----------
Loss from operations                                  (5,518)          (29,700)
                                                  ----------        ----------

Nonoperating income (expense)
 Interest expense                                     (1,393)           (2,542)
 Interest income                                         493             1,269
                                                  ----------        ----------
                                                        (900)           (1,273)
                                                  ----------        ----------
Net loss                                         $    (6,418)      $   (30,973)
                                                  ==========        ==========

Preferred stock dividend requirements                (22,440)          (25,865)
                                                  ----------        ----------

Loss available for common stockholders           $   (28,858)      $   (56,838)
                                                  ==========        ==========

Earning (loss) per common share                  $      NIL        $      NIL
                                                  ==========        ==========

Weighted average number of common
 shares outstanding                               43,278,045        38,634,163
                                                  ==========        ==========


The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
            For the Three Month Period Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                      1997             1996
                                                    ==========      ==========
Cash flows in operating activities:
 Net Loss                                        $    (6,418)      $   (30,972)
                                                  ----------        ----------

Adjustments  to  reconcile  net  loss
 to  net  cash provided by operating activities:
  Depreciation and amortization                       39,782            77,218
  Change in operating assets and liabilities:
   Accounts receivable                               (12,991)           53,751
   Prepaid expenses                                     (295)          (34,302)
   Deposits and other                                  7,073            14,283
   Accounts payable                                  (22,721)          (23,874)
   Accrued expenses                                   18,780            15,819
   Deferred revenue                                   17,112           (24,481)
                                                  ----------        ----------
                                                 $    46,740       $    78,414
                                                  ----------        ----------

Net cash provided (used) in operating activities      40,322            47,442
                                                  ----------        ----------

Cash flows from investing activities:
 Property and equipment additions                $    (4,186)      $    (8,077)
 Additions to purchased software                      (1,086)             (210)
                                                  ----------        ----------

Net cash used in investing activities            $    (5,272)      $    (8,287)
                                                  ----------        ----------

Cash flows from financing activities:
 Payments on capital lease obligations           $    (1,979)      $   (17,736)
                                                  ----------        ----------

Increase in cash and cash equivalents            $    33,071       $    21,419
Cash and cash equivalents, beginning of year          67,252           139,234
                                                  ----------        ----------

Cash and cash equivalents, end of period         $   100,323       $   160,653
                                                  ==========        ==========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
 Interest                                        $       580       $     1,464
                                                   ==========        ==========


The accompanying notes are an integral part of the financial statements.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation:

     In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. ("USTI") as of March 31, 1997 and December 31, 1996 and the results of operations and cash flows of USTI for the three months ended March 31, 1997 and 1996. The consolidated results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


Note 2.  Property and Equipment:

     Property and equipment at March 31, 1997 and December 31, 1996 consisted of the following:

                                             March 31,          December 31,
                                               1997                 1996
                                            ----------           ----------

Leasehold improvements                    $    58,702          $    58,702
Furniture and fixtures                         38,330               38,330
Equipment                                     873,941              869,292
                                            ---------            ---------
                                              970,973              966,324
Less Accumulated depreciation
  and amortization                           (868,593)            (850,586)
                                            ---------            ---------

                                          $   102,380          $   115,738
                                            ---------            ---------


Note 3.  Other Assets:

     Other assets at March 31, 1997 and December 31, 1996 consisted of the following:

                                             Accumulated
March 31, 1997             Cost              Amortization              Net
--------------             ----              ------------              ---

Goodwill               $ 1,692,128          $   (967,369)       $    724,759
Purchased Software         591,740              (524,073)             67,667

December 31, 1996
-----------------
Goodwill               $ 1,692,128          $   (950,384)       $    741,744
Purchased Software         590,654              (518,821)             71,833

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 4.  Preferred Stock:

     The company is in arrears in the payment of dividends to holders of its Series B, D and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 1997, are entitled to the payment of approximately $297,430 in dividends which are currently in arrears. Holders of Series D Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 1997, are entitled to the payment of approximately $249,315 in dividends which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 1997, are entitled to the payment of approximately $121,915 in dividends which are currently in arrears.

Note 5.  New Accounting Pronouncement:

     The FASB has issued Statement of Financial Accounting Standards No, 128, Earnings Per Share, which which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eleminates primary and fully diluted earnings per share and requires presentation of basic and siluted earnings per share together with disclosure of how the per share amounts are computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements. The effect of adopting this new standard has not been determined.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Results of Operations

     The Company derives its revenue from the licensing of its software packages, installation, training and customer modifications, maintenance agreements and equipment sales and commissions. Results of operations for the period ended March 31, 1997 include revenues of $458,479 and a net loss of $6,418 as compared to revenues of $526,158 and a net loss of $30,973 for the same period in 1996.

     The Company continues to adjust its expenses based on anticipated levels of revenue resulting in decreased expenses and improved results of operations. The Company is continuing its development of additional modules for its asystTM product line, which was initially introduced in 1996. The asystTM product line will operate in a single user or network Windows environment and is seamlessly interfaced with the other Microsoft Office products. The Company believes that its asystTM product line offers its current and prospective customers with an attractive software solution, both from a financial and functionality standpoint and follows the trend of clients moving to PC networks.

Three Month Period Ended March 31, 1997 and 1996

     The Company's total revenue decreased 13% from $526,158 during the first quarter in 1996 to $458,479 in 1997. Software license fees remained constant during the first quarter of 1997 as compared to 1996. The Company continues to market its QuestTM, asystTM and LegacyTM product lines toward prospective customers which it believes are best suited for its products. Installation and training decreased 52% from 1996 due to the decrease in licensing of the Company's minicomputer products which require a higher amount of these type of services. Maintenance revenue decreased 14% in 1997 , due in part, to an attrition in the number of customers of the Company's LegacyTM products to select maintenance coverage. Equipment and supplies sales increased 36% in the first quarter of 1997 due, in part, to increased sales of computer equipment and compatible preprinted forms for its products.

     Total costs and expenses decreased 17% from $555,858 in 1996 to $463,997 in 1997. Salary expense decreased 18% in 1997 as a result of the Company's continued adjustments in staffing to align with its anticipated levels of revenue. Other general, administrative and selling expense costs decreased 13% in 1997 as a result of continued efforts to control or reduce expenses. Depreciation and amortization expense decreased 48% in 1997 from 1996 due in part, to a reduction in software and goodwill amortization expense. Commission expense increased 179% in 1997 resulting from the increased number of sales representaives employed by the Company and the use of an agent to license the Company's software during the quarter. Cost of equipment sold increased 102% as a result of increased sales of computer equipment during the period.

Liquidity and Capital Resources

     The Company had net cash provided in operating activities of $40,324 during the three months ended March 31, 1997, as compared to net cash provided by operations of $47,442 for the same period in 1996. Net cash of $5,735 was utilized during 1997 for investing in capital expenditures versus $8,287 for 1996. Net cash of $1,979 was utilized in 1997 as compared to $17,736 in 1996 for financing activities during the three month period.

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

     The Company has a $50,000 note payable to Ventana Growth Fund, a related party. The maturity date of the note was extended from September 30, 1996 to September 30, 1998. The original maturity date of this note was October 17, 1987. As of March 31, 1997 there was $73,003 of interest outstanding on the note.
     The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of March 31, 1997, dividends were in arrears on Series B preferred stock in the amount of $297,430, on Series D preferred stock in the amount of $249,315 and on Series E preferred stock in the amount of $121,915.

                           Part II - Other Information

Item 1.  Legal Proceedings

     The Company is involved in the following legal proceedings:

     On December 10, 1993, Plaintiff County of Essex filed suit against USTI, USTEI, New Jersey Municipal Data Management ("MDM") and MDM's surety in Superior Court of New Jersey. The suit is based on allegations that MDM failed to perform its obligations related to software and related services sold by MDM to the County of Essex, that USTI and USTEI succeeded to the obligations of MDM by the acquisition of the assets of MDM, and that there was a failure to comply with the New Jersey bulk sales act in USTEI's acquisition of the assets of MDM. USTI and USTEI did not assume any obligations or liabilities of MDM with respect to the County of Essex in the acquistion transaction. USTEI did agree to pay up to $50,000 in defense costs of MDM with respect to such claim. USTI and USTEI answered each of such lawsuits, denying all material allegations therein, and intend to vigorously defend such allegations. On March 20, 1996, the County of Essex's claim that USTI and USTEI succeeded to the obligations of MDM was dismissed with prejudice. Subsequently, the Court found that the New Jersey bulk sales act was not complied with but has made no finding on the amount of damages, if any, with respect thereto. The Company has filed third party complaints against counsel representing the parties to the transaction for their failure to have caused the bulk sales act to be complied with. Additionally, on April 10, 1997, the County of Essex obtained a judgement against MDM for approximately $600,000 on its claim for failure of performance by MDM and recovered $248,277 from the surety and the surety succeeded to the County of Essex's claim against MDM, USTI and USTEI. The litigation is still in the discovery phase. As stated above, USTI and USTEI have denied all material allegations of the County of Essex and intend to vigorously defend such litigation and pursue its third party claims.

     On August 11, 1993, Plaintiff City of Sinton, Texas filed suit against USTI alleging defects in software and services sold to the city in 1990. The suit failed to specify a measure of damages which the City of Sinton was seeking; USTI answered the lawsuit by denying all material allegations therein. In April 1997, a jury ruled in favor of USTI in this suit, finding that there was no breach of warranty by USTI with respect to the software or services provided. The jury further found that the City of Sinton had breached the software contracts by asserting rights and duties which were not specified in the contracts. USTI is currently seeking an award of at least some of its attorney's fees as part of the motion for judgement on the verdict proceedings currently underway.

     On August 12, 1996, Plaintiff City of Siloam Springs, Arkansas filed suit against USTI alleging defects in software and services sold to the city in 1994. The suit alleges three different theories of recovery, as to each of which, plaintiff claims damages in excess of $10,000. USTI has been granted an extension of time to answer in the matter and intends to answer the lawsuit by denying all material allegations therein, and intends to vigorously defend such allegations.



Item 2.  Change In Securities

     Not Applicable


Item 3.  Defaults Upon Senior Securities

     The company is in arrears in the payment of dividends to holders of its Series B, D and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 1997, are entitled to the payment of approximately $297,430 in dividends which are currently in arrears. Holders of Series D Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 1997, are entitled to the payment of approximately $249,315 in dividends which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 1997, are entitled to the payment of approximately $121,915 in dividends which are currently in arrears.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5.  Other Information

     During the first quarter 1997, Ventana Growth Fund elected its option to convert its 750,000 shares of the Company's Series C preferred stock into shares of the Company's common stock. There were dividends in arrears on the Series C preferred stock in the amount of $115,415 which were also converted into common stock. A total of 5,308,280 shares of the Company's common stock were issued as a result of this conversion.


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


                                            United Systems Technology, Inc.


Date:  May 14, 1997                         By: /s/  Thomas E. Gibbs
                                                --------------------
                                                Thomas E. Gibbs, President
                                                and Chairman of the Board
                                               (Principal Executive Officer)



Date:  May 14, 1997                         By: /s/  Randall L. McGee
                                                ----------------------
                                                Randall L. McGee, Secretary
                                                and Treasurer
                                               (Principal Financial and
                                                Accounting Officer)