Form 10QSB
period 1997-06-30
UNITED SYSTEMS TECHNOLOGY INC
filed 1997-08-13
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           --------------------------

For the Quarter Ended:                        Commission File Number
     June 30, 1997                                  0 - 9574

                           --------------------------


                         UNITED SYSTEMS TECHNOLOGY, INC.

      Iowa                                       42-1102759
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

                               Yes __X__ No ______



         As of June 30, 1997 there were 43,278,045 shares of the registrant's Common Stock, par value $0.10 per share, outstanding.

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

                 United Systems Technology, Inc. and Subsidiary
                          Consolidated Balance Sheets

                                                 June 30,
                                                  1997            December 31,
                                                (Unaudited)          1996
Current Assets
Cash and cash equivalents                       $  18,582          $  67,252
 Trade accounts receivable, less allowance
  for doubtful accounts of $40,000 at
  June 30, 1997 and December 31, 1996             210,986            253,692
  Prepaid expenses and other                        1,220                279
                                                ---------          ---------
Total current assets                              230,788            321,223
                                                ---------          ---------

Property and equipment, net                        94,344            115,738
Goodwill, net                                     707,774            741,744
Purchased software, net                            62,468             71,833
Deposits and other                                 28,417             27,942
                                                ---------          ---------
                                                  893,003            957,257
                                                ---------          ---------

 Total assets                                  $1,123,791         $1,278,480
                                                =========          =========

    Liabilities and Stockholders' Equity
Current Liabilities
 Current portion of capital lease obligations  $    7,601         $    8,271
 Trade accounts payable                           237,982            230,039
 Accrued payroll                                   15,729             20,432
 Accrued interest - related party                  74,031             72,020
 Other accrued expenses                            99,483            115,368
 Deferred revenue                                 611,978            664,797
                                                ---------          ---------
 Total current liabilities                      1,046,804          1,110,927

Notes payable - related party                      50,000             50,000
Capital lease obligations,
 net of current portion                             2,867              6,730
                                                ---------          ---------
  Total liabilities                             1,099,671          1,167,657

Commitments and contingencies                        -                  -

     Stockholders' Equity
Preferred stock, convertible,  cumulative,
 par value $.10 per share; authorized
 5,000,000 shares;  issued and outstanding,
 500,000 shares of Series B, 750,000 shares
 of Series C, 500,000  shares of Series D
 and 300,000  shares of Series E (liquidating
 preference   of  $1.00,   $.20,   $1.00  and
 $1.00  per  share, respectively,) aggregating
 $1,300,000 at June 30, 1997 and $1,450,000
 at December 31, 1996                             130,000            205,000
 Common stock, par value $.10 per share;
 authorized 100,000,000 shares; issued and
 outstanding 43,278,045 at June 30, 1996
 and 38,643,163 December 31, 1996               4,327,857          3,796,975
 Additional paid-in capital                     3,758,508          4,214,390
 Accumulated deficit                           (8,192,245)        (8,105,542)
                                                ---------          ---------
Total stockholders' equity                         24,120            110,823
                                                ---------          ---------
Total liabilities and stockholders' equity     $1,123,791         $1,278,480
                                                =========          =========

    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                     Consolidated Statements of Operations
                                  (Unaudited)

                                  Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                   1997        1996       1997         1996
                                   ====        ====       ====         ====
Revenue
 Software packages              $ 44,551    $ 87,485    $123,054     $166,164
 Installation, training and
  customer support                19,446      62,190      54,477      135,640
 Maintenance                     257,948     310,091     537,467      636,928
 Equipment and supplies sales     39,506      95,128     103,628      142,320
 Other                             1,709       2,969       3,013        2,969
                                --------    --------    --------     --------
                                 363,160     557,863     821,639    1,084,021
 Costs and expenses
  Salaries                       242,082     298,454     495,262      608,912
  Other general, administrative
   and selling expense           136,845     153,494     265,699      302,071
  Depreciation and amortization   40,469      74,296      80,251      151,514
  Commissions                      5,618       8,948      14,727       12,212
  Cost of equipment and
   supplies sold                  17,434      57,373      50,506       73,712
                                --------    --------    --------     --------
                                 442,448     592,565     906,445    1,148,421
                                --------    --------    --------     --------
 Loss from operations            (79,288)    (34,702)    (84,806)     (64,400)
                                --------    --------    --------     --------

Nonoperating income (expense)
 Interest expense                 (1,529)     (2,082)     (2,922)      (4,624)
 Interest income                     532       1,299       1,025        2,568
                                --------    --------    --------     --------
                                    (997)       (783)     (1,897)      (2,056)
                                --------    --------    --------     --------
Net loss                        $(80,285)   $(35,485)   $(86,703)    $(66,456)
                                ========    ========    ========     ========

Preferred stock dividend
 requirements                    (22,690)    (26,240)    (45,130)     (52,104)
                                --------    --------    --------     --------
Loss available for common
 stockholders                   $102,975)   $(61,725)   $131,833)   $(118,560)
                                ========    ========    ========     ========

Loss per common share           $    NIL    $    NIL    $    NIL    $     NIL
                                ========    ========    ========     ========
Weighted average number of
 common shares outstanding    43,278,045  37,969,763  43,278,045   37,969,763
                              ==========  ==========  ==========   ==========

    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statemsnts of Cash Flows
              For the Six Month Period Ended Jene 30, 1997 and 1996
                                   (Unaudited)

                                                      1997           1996
                                                      ====           ====
Cash flows in operating activities:
  Net Loss                                          $(86,703)     $(66,456)

  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                     80,251       151,514
    Change in operating assets and liabilities:
     Accounts receivable                              42,707        22,511
     Prepaid expenses                                   (942)      (17,364)
     Deposits and other                                 (475)        2,900
     Accounts payable                                  9,955        11,804
     Accrued expenses                                (20,587)       21,791
     Deferred revenue                                (52,819)     (116,278)
                                                    --------      --------
                                                    $ 58,090      $ 76,878
                                                    --------      --------

Net cash provided (used) in operating activities     (28,613)       10,422
                                                    --------      --------
Cash flows from investing activities:
  Property and equipment additions                  $(14,897)     $ (9,598)
  Additions to purchased software                     (1,086)       (1,195)
                                                    --------      --------
Net cash used in investing activities               $(15,983)     $(10,793)
                                                    --------      --------

Cash flows from financing activities:
  Payments on capital lease obligations               (4,074)      (30,132)
                                                    --------      --------
Net cash used in financing activities               $ (4,074)     $(30,132)
                                                    --------      --------

Decrease in cash and cash equivalents               $(48,670)     $(30,503)
Cash and cash equivalents, beginning of period        67,252       139,234
                                                    --------      --------

Cash and cash equivalents, end of period            $ 18,582      $108,731
                                                    ========      ========

Supplemental disclosures of cash flow information:

 Cash paid during the period for:
  Interest                                          $    916      $  3,222
                                                    ========      ========

    The accompanying notes are an integral part of the financial statements.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation:

         In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. ("USTI") as of June 30, 1997 and December 31, 1996 and the results of operations and cash flows of USTI for the six months ended June 30, 1997 and 1996. The consolidated results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


Note 2.  Property and Equipment:

         Property and equipment at June 30, 1997 and December 31, 1996 consisted of the following:

                                               June 30,           December 31,
                                                 1997                1996
                                                 ----                ----

Leasehold improvements                        $ 58,702            $ 58,702
Furniture and fixtures                          38,330              38,330
Equipment                                      884,190             869,292
                                              --------            --------
                                               981,222             966,324
Less Accumulated depreciation
  and amortization                            (886,878)           (850,586)
                                              --------            --------

                                              $ 94,344            $115,738
                                              --------            --------


Note 3.  Other Assets:

         Other assets at June 30, 1997 and December 31, 1996 consisted of the following:

                                             Accumulated
June 30, 1997                Cost            Amortization          Net
-------------                ----            ------------          ---

Goodwill                 $ 1,692,128         $ (984,354)       $ 707,774
Purchased Software           591,740           (529,272)          62,468

December 31, 1996
-----------------
Goodwill                 $ 1,692,128         $ (950,384)       $ 741,744
Purchased Software           590,654           (518,821)          71,833

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 4.  Preferred Stock:

         The company is in arrears in the payment of dividends to holders of its Series B, D and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 1997, are entitled to the payment of approximately $306,155 in dividends which are currently in arrears. Holders of Series D Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 1997, are entitled to the payment of approximately $258,045 in dividends which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 1997, are entitled to the payment of approximately $127,150 in dividends which are currently in arrears.

Note 5.  New Accounting Pronouncement:

         The FASB has issued Statement of Financial Accounting Standards No, 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts are computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements. The effect of adopting this new standard has not been determined.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Results of Operations

         The Company derives its revenue from the licensing of its software packages, installation, training and customer modifications, maintenance agreements and equipment sales and commissions. Results of operations for the three month period ended June 30, 1997 include revenues of $363,160 and a net loss of $80,285 as compared to revenues of $557,863 and a net loss of $35,485 for the same period in 1996. Results for the six month period ended June 30, 1997 include revenues of $821,639 and a net loss of $86,703 as compared to revenues of 1,084,021 and a net loss of $66,456 in 1996.

         The Company continues to adjust its expenses based on anticipated levels of revenue resulting in decreased expenses. The Company is continuing its development of additional modules for its asystTM product line, which was initially introduced in 1996. The asystTM product line operates in a single user or network Windows environment and is seamlessly interfaced with the other Microsoft Office products. The Company believes that its asystTM product line offers its current and prospective customers with an attractive software solution, both from a financial and functionality standpoint and follows the trend of clients moving to windows based PC networks. This trend has resulted in a decrease in the volume of licensing activity of the Company's older DOS (QuestTM) and mid-range (LegacyTM ) products during 1997. The Company expects this trend to continue in the future.

Three Month Period Ended June 30, 1997 and 1996

         The Company's total revenue decreased 35% from $557,863 during the first quarter in 1996 to $363,160 in 1997. Software license fees decreased 49% during the first quarter of 1997 as compared to 1996. Licensing of the Company's older product lines decreased during 1997 while the volume of licensing of the Company's newer asystTM products did not increase at a level sufficient to offset this decrease. The Company continues to market its QuestTM, asystTM and LegacyTM product lines toward prospective customers which it believes are best suited for its products. Installation and training decreased 69% from 1996 due to the decrease in licensing of the Company's minicomputer products which require a higher amount of these types of services. Maintenance revenue decreased 17% in 1997, due in part, to a decrease in the number of customers of the Company's LegacyTM products that elected to select maintenance coverage. Equipment and supplies sales decreased 58% in the second quarter of 1997 due, in part, to a decrease in the level of computers sold in conjunction with its products.

         Total costs and expenses decreased 25% from $592,565 in 1996 to $442,448 in 1997. Salary expense decreased 19% in 1997 as a result of the Company's continued adjustments in staffing to align with its anticipated levels of revenue. Other general, administrative and selling expense costs decreased 11% in 1997 as a result of continued efforts to control or reduce expenses. Depreciation and amortization expense decreased 46% in 1997 from 1996 due in part, to a reduction in software and goodwill amortization expense. Commission expense increased 37% in 1997 resulting from a decrease in the level of licensing the Company's software products during the quarter. Cost of equipment and supplies decreased 70% as a result of decreased sales of computer equipment during the period.

Six Month Period Ended June 30, 1997 and 1996

         The Company's total revenue decreased 24% from $1,084,021 during the first six months in 1996 to $821,639 in 1997. Software license fees decreased 26% during the first six months of 1997 as compared to 1996. Licensing of the Company's older product lines decreased during 1997 while the volume of licensing of the Company's newer asystTM products did not increase at a level sufficient to offset this decrease. The Company continues to market its QuestTM, asystTM and LegacyTM product lines toward prospective customers which it believes are best suited for its products. Installation and training decreased 60% from 1996 due to the decrease in licensing of the Company's minicomputer products which require a higher amount of these types of services. Maintenance revenue decreased 16% in 1997, due in part, to a decrease in the number of customers of the Company's LegacyTM products that elected to select maintenance coverage. Equipment and supplies sales decreased 27% in the first six months of 1997 due, in part, to a decrease in the level of computers sold in conjunction with its products.

         Total costs and expenses decreased 21% from $1,148,421 in 1996 to $906,445 in 1997. Salary expense decreased 19% in 1997 as a result of the Company's continued adjustments in staffing to align with its anticipated levels of revenue. Other general, administrative and selling expense costs decreased 12% in 1997 as a result of continued efforts to control or reduce expenses. Depreciation and amortization expense decreased 47% in 1997 from 1996 due in part, to a reduction in software and goodwill amortization expense. Commission expense increased 21% in 1997 resulting from the use of an agent to license the Company's software during 1997. Cost of equipment and supplies decreased 27% as a result of decreased sales of computer equipment during the period.

Liquidity and Capital Resources

     The Company had net cash used in operating activities of $28,613 during the six months ended June 30, 1997, as compared to net cash provided by operations of $10,422 for the same period in 1996. Net cash of $15,983 was utilized during 1997 for investing in capital expenditures versus $10,793 for 1996. Net cash of $4,074was utilized in 1997 as compared to $30,132 in 1996 for financing activities during the six month period.

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

         The Company had a $50,000 note payable to Ventana Growth Fund ("Ventana"), a related party. The maturity date of the note was extended from September 30, 1996 to September 30, 1998. The original maturity date of this note was October 17, 1987. In 1997, Ventana distributed this note to its limited partners in its fund requiring the Company to reissue notes, under the same terms and conditions, to the limited partners. As of June 30, 1997 there was $74,031 of interest outstanding on these notes.

     The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of June 30, 1997, dividends were in arrears on Series B preferred stock in the amount of $306,155, on Series D preferred stock in the amount of $258,045 and on Series E preferred stock in the amount of $127,150.


                           Part II - Other Information

Item 1.  Legal Proceedings

         The Company is involved in the following legal proceedings:

         On December 10, 1993, Plaintiff County of Essex filed suit against USTI, USTEI, New Jersey Municipal Data Management ("MDM") and MDM's surety in Superior Court of New Jersey. The suit is based on allegations that MDM failed to perform its obligations related to software and related services sold by MDM to the County of Essex, that USTI and USTEI succeeded to the obligations of MDM by the acquisition of the assets of MDM, and that there was a failure to comply with the New Jersey bulk sales act in USTEI's acquisition of the assets of MDM. USTI and USTEI did not assume any obligations or liabilities of MDM with respect to the County of Essex in the acquisition transaction. USTEI did agree to pay up to $50,000 in defense costs of MDM with respect to such claim. USTI and USTEI answered each of such lawsuits, denying all material allegations therein, and intend to vigorously defend such allegations. On March 20, 1996, the County of Essex's claim that USTI and USTEI succeeded to the obligations of MDM was dismissed with prejudice. Subsequently, the Court found that the New Jersey bulk sales act was not complied with but has made no finding on the amount of damages, if any, with respect thereto. The Company has filed third party complaints against counsel representing the parties to the transaction for their failure to have caused the bulk sales act to be complied with. Additionally, on April 10, 1997, the County of Essex obtained a judgement against MDM for approximately $600,000 on its claim for failure of performance by MDM and recovered $248,277 from the surety and the surety succeeded to the County of Essex's claim against MDM, USTI and USTEI in such amount. The litigation is still in the discovery phase. As stated above, USTI and USTEI have denied all material allegations of the County of Essex and intend to vigorously defend such litigation and pursue their third party claims.

         On August 11, 1993, Plaintiff City of Sinton, Texas filed suit against USTI alleging defects in software and services sold to the city in 1990. The suit failed to specify a measure of damages which the City of Sinton was seeking; USTI answered the lawsuit by denying all material allegations therein. In April 1997, a jury ruled in favor of USTI in this suit, finding that there was no breach of warranty by USTI with respect to the software or services provided. The jury further found that the City of Sinton had breached the software contracts by asserting rights and duties which were not specified in the contracts. USTI is currently negotiating with the City of Sinton, seeking payment of a portion of its attorney's fees awarded as part of the judgement.

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

Item 2.  Change In Securities

         Not Applicable


Item 3.  Defaults Upon Senior Securities

         The company is in arrears in the payment of dividends to holders of its Series B, D and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 1997, are entitled to the payment of approximately $306,155 in dividends which are currently in arrears. Holders of Series D Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 1997, are entitled to the payment of approximately $258,045 in dividends which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 1997, are entitled to the payment of approximately $127,150 in dividends which are currently in arrears.

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 25, 1997, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders of the Company voted to approve the following items:

         The following persons were elected as Directors of the Company:

         Thomas E. Gibbs
         Jordan Issackedes
         Davis G. Sengpiel
         Scott A. Burri
         Earl H. Cohen

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


                                            United Systems Technology, Inc.


Date:  August 13 1997                              By: /s/  Thomas E. Gibbs
                                                       --------------------
                                                   Thomas E. Gibbs, President
                                                   and Chairman of the Board
                                                  (Principal Executive Officer)



Date:  August 13, 1997                             By: /s/  Randall L. McGee
                                                        ----------------------
                                                   Randall L. McGee, Secretary
                                                   and Treasurer
                                                  (Principal Financial and
                                                    Accounting Officer)