Form 10QSB
period 1997-09-30
UNITED SYSTEMS TECHNOLOGY INC
filed 1997-11-13
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           --------------------------

For the Quarter Ended:                              Commission File Number
  September 30, 1997                                       0 - 9574

                           --------------------------



                         UNITED SYSTEMS TECHNOLOGY, INC.

             Iowa                                          42-1102759
(State of Incorporation)                                (I.R.S. Employer
                                                      Identification Number)

                          1850 Crown Drive - Suite 1109
                               Dallas, Texas 75234
                                 (972) 402-8600

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

                               Yes __X__ No ______



         As  of  September  30,  1997  there  were  43,278,045   shares  of  the
registrant's Common Stock, par value $0.10 per share, outstanding.

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

                 United Systems Technology, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                  September 30,
                                                      1997          December 31,
                                                   (Unaudited)          1996
                                                 ==============    =============
     Current Assets
Cash and cash equivalents                           $ 34,540          $ 67,252
Trade accounts receivable, less allowance
for doubtful accounts of $40,000 at
September 30, 1997 and December 31, 1996             256,839           253,692
Prepaid expenses and other                             5,735               279
                                                   ---------         ---------
          Total current assets                       297,114           321,223
                                                   ---------         ---------

Property and equipment, net                           93,115           115,738
Goodwill, net                                        690,790           741,744
Purchased software, net                               58,230            71,833
Deposits and other                                    16,028            27,942
                                                   ---------         ---------
                                                     858,163           957,257
                                                   ---------         ---------
     Total assets                                 $1,155,277        $1,278,480
                                                   =========         =========

             Liabilities and Stockholders' Equity
Current Liabilities
Current portion of capital lease obligations         $ 6,065           $ 8,271
Trade accounts payable                               182,047           230,039
Accrued payroll                                       16,551            20,432
Accrued interest - related party                      75,071            72,020
Other accrued expenses                               110,497           115,368
Deferred revenue                                     698,644           664,797
                                                   ---------         ---------
          Total current liabilities                1,088,875         1,110,927

Notes payable - related party                         50,000            50,000
Capital lease obligations, net of current portion      2,137             6,730
                                                   ---------         ---------
     Total liabilities                             1,141,012         1,167,657
                                                   ---------         ---------
          Commitments and contingencies                                                        -                    -

Stockholders' Equity
Preferred stock, convertible, cumulative,
par value $.10 per  share;  authorized
5,000,000  shares;  issued  and outstanding,
500,000 shares of Series B, 500,000 shares
of Series D, and 300,000  shares of Series E
(liquidating  preference  of $1.00 per share)
aggregating $1,300,000 at September 30, 1997
and 1,450,000 at December 31, 1996                    30,000           205,000
Common stock, par value $.10 per share;
authorized 100,000,000 shares; issued and
outstanding 43,278,045 at September 30, 1997
and 38,643,163 December 31, 1996.                  4,327,857         3,796,975
Additional paid-in capital                         3,758,508         4,214,390
Accumulated deficit                               (8,202,100)       (8,105,542)
                                                   ---------         ---------
Total stockholders' equity                            14,265           110,823
                                                   ---------         ---------
Total liabilities and stockholders' equity        $1,155,277        $1,278,480
                                                   =========         =========

     The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)

                                      Three Months Ended     Nine Months Ended
                                         September 30,          September 30,
                                          1997      1996      1997       1996
                                          ====      ====      ====       ====
Revenue
 Software packages                     $ 53,016  $ 88,436  $ 176,070  $ 254,600
 Installation, training and
  customer support                       23,098    55,299     77,575    190,939
 Maintenance                            264,827   288,033    802,294    924,961
 Equipment and supplies sales            52,120    44,536    155,748    186,933
 Other                                      423     8,278      3,436     11,170
                                      --------- ---------  ---------  ---------
                                        393,484   484,582  1,215,123  1,568,603
                                      --------- ---------  ---------  ---------
Costs and expenses
Salaries                                235,902   275,921    731,164    884,832
Other general, administrative and
selling expense                          94,494   114,599    360,193    416,669
Depreciation and amortization            40,428    71,787    120,679    223,301
Commissions                               6,904    13,917     21,631     26,129
Cost of equipment and supplies sold      24,428    25,690     74,934     99,403
                                      --------- ---------  ---------  ---------
                                        402,156   501,914  1,308,601  1,650,334
                                      --------- ---------  ---------  ---------
Loss from operations                     (8,672)  (17,332)   (93,478)   (81,731)
                                      --------- ---------  ---------  ---------

Nonoperating income (expense)
Interest expense                         (1,381)   (2,296)    (4,303)    (6,919)
Interest income                             198       410      1,223      2,978
                                      --------- ---------  ---------  ---------
                                         (1,183)   (1,886)    (3,080)    (3,941)
                                      --------- ---------  ---------  ---------

Net loss                                $(9,855) $(19,218)  $(96,558)  $(85,672)
                                      ========= =========  =========  =========

Preferred stock dividend requirements   (22,932)  (26,345)   (68,060)   (78,449)
                                      --------- ---------  ---------  ---------

Loss available for common stockholders $(32,787) $(45,563) $(164,618) $(164,121)
                                      ========= =========  =========  =========

Loss per common share                    $ NIL    $ NIL      $ NIL      $ NIL
                                      ========= =========  =========  =========

Weighted average number of common
 shares outstanding                  43,278,045 37,969,763 43,278,045 37,969,763
                                     ========== ========== ========== ==========


     The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
           For the Nine Month Period Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                     1997           1996
                                                     ====           ====
Cash flows in operating activities:
  Net Loss                                       $ (96,558)      $ (85,672)
                                                   -------         -------

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
 Depreciation and amortization                     120,679         223,301
 Change in operating assets and liabilities:
  Accounts receivable                               (3,147)         29,892
  Prepaid expenses                                  (5,456)         (9,561)
  Deposits and other                                11,914          (2,041)
  Accounts payable                                 (47,992)        (43,772)
  Accrued expenses                                  (5,701)         35,593
  Deferred revenue                                  33,847        (186,213)
                                                   -------         -------

                                                 $ 104,144       $  47,199
                                                   -------         -------

Net cash provided (used) in operating activities     7,586         (38,473)
                                                   -------         -------

Cash flows from investing activities:
 Property and equipment additions                $ (31,914)      $ (23,659)
 Additions to purchased software                    (2,046)         (2,065)
                                                   -------         -------

Net cash used in investing activities            $ (33,960)      $ (25,724)
                                                   -------         -------
Cash flows from financing activities:
 Payments on capital lease obligations              (6,338)        (31,002)
                                                   -------         -------
Net cash used in financing activities            $  (6,338)      $ (31,002)
                                                   -------         -------
Decrease in cash and cash equivalents            $ (32,712)      $ (95,199)
Cash and cash equivalents, beginning of year        67,252         139,234
                                                   -------         -------
Cash and cash equivalents, end of period         $  34,540       $  44,035
                                                   =======         =======

Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest                                       $   1,255       $   2,576
                                                   =======         =======

     The accompanying notes are an integral part of the financial statements.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation:

     In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. ("USTI") as of September 30, 1997 and December 31, 1996 and the results of operations and cash flows of USTI for the nine months ended September 30, 1997 and 1996. The consolidated results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Property and Equipment:

     Property and equipment at September 30, 1997 and December 31, 1996 consisted of the following:

                                             September 30,       December 31,
                                                 1997                1996
                                                 ----                ----

Leasehold improvements                       $   58,702          $   58,702
Furniture and fixtures                           38,330              38,330
Equipment                                       901,206             869,292
                                               --------            --------
                                                998,238             966,324
Less Accumulated depreciation
  and amortization                             (905,123)           (850,586)
                                               --------            --------
                                             $   93,115          $  115,738
                                               --------            --------

Note 3.  Other Assets:

     Other assets at September 30, 1997 and December 31, 1996 consisted of the following:

                                             Accumulated
September 30, 1997             Cost          Amortization           Net
------------------             ----          ------------           ---

Goodwill                    $1,692,128       $(1,001,338)        $690,790
Purchased Software             592,700          (534,470)          58,230

December 31, 1996
------------------
Goodwill                    $1,692,128         $(950,384)        $741,744
Purchased Software             590,654          (518,821)          71,833


                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 4.  Preferred Stock:

     The company is in arrears in the payment of dividends to holders of its Series B, D and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1997, are entitled to the payment of approximately $314,975 in dividends which are currently in arrears. Holders of Series D Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1997, are entitled to the payment of approximately $266,860 in dividends which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1997, are entitled to the payment of approximately $132,445 in dividends which are currently in arrears.
Note 5.  New Accounting Pronouncement:

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

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Results of Operations
---------------------
     The Company derives its revenue from the licensing of its software packages, installation, training and customer modifications, maintenance agreements and equipment sales and commissions. Results of operations for the three month period ended September 30, 1997 include revenues of $393,484 and a net loss of $9,855 as compared to revenues of $484,582 and a net loss of $19,218 for the same period in 1996. Results for the nine month period ended September 30, 1997 include revenues of $1,215,123and a net loss of $96,558 as compared to revenues of 1,568,603 and a net loss of $85,672 in 1996.

     The Company continues to adjust its expenses based on anticipated levels of revenue resulting in decreased expenses. The Company is continuing its development of additional modules for its asystTM product line, which was initially introduced in 1996. The asystTM product line operates in a single user or network Windows environment and is seamlessly interfaced with the other Microsoft Office products. The Company believes that its asystTM product line offers its current and prospective customers with an attractive software solution, both from a financial and functionality standpoint and follows the trend of clients moving to windows based PC networks. This trend has resulted in a decrease in the volume of licensing activity of the Company's older DOS (QuestTM) and mid-range (LegacyTM ) products during 1997. The Company is offering its Legacy customers a Year 2000 version of certain modules and has sent agreements for the new version to the customers that have requested them. The Company expects to begin shipping the Year 2000 version of the Legacy products in the 4th quarter of 1998.

Three Month Period Ended September 30, 1997 and 1996
----------------------------------------------------
     The Company's total revenue decreased 19% from $484,582 during the third quarter in 1996 to $393,484 in 1997. Software license fees decreased 40% during the third quarter of 1997 as compared to 1996. Licensing of the Company's older product lines decreased in 1997 as compared to 1996, while the volume of licensing of the Company's newer asystTM products did not increase at a level sufficient to offset this decrease. The Company continues to market its QuestTM, asystTM and LegacyTM product lines toward prospective customers which it believes are best suited for its products. Installation and training decreased 58% from 1996 due to the decrease in licensing of the Company's minicomputer products which require a higher amount of these types of services. Maintenance revenue decreased 8% in 1997, due in part, to a decrease in the number of customers of the Company's LegacyTM products that elected to select maintenance coverage. Equipment and supplies sales increased 17% in the second quarter of 1997 due, in part, to a increase in the volume forms sold in conjunction with its products.

     Total costs and expenses decreased 20% from $501,914 in 1996 to $402,156 in 1997. Salary expense decreased 15% in 1997 as a result of the Company's continued adjustments in staffing to align with its anticipated levels of revenue. Other general, administrative and selling expense costs decreased 18% in 1997 as a result of continued efforts to control or reduce expenses. Depreciation and amortization expense decreased 44% in 1997 from 1996 due in part, to a reduction in software and goodwill amortization expense. Commission expense decreased 50% in 1997 resulting from a decrease in the level of licensing the Company's software products by agents in 1997.

Nine Month Period Ended September 30, 1997 and 1996
---------------------------------------------------
     The Company's total revenue decreased 23% from $1,568,603 during the first nine months in 1996 to $1,215,123 in 1997. Software license fees decreased 31% during the first nine months of 1997 as compared to 1996. Licensing of the Company's older product lines decreased during 1997 while the volume of licensing of the Company's newer asystTM products did not increase at a level sufficient to offset this decrease. The Company continues to market its QuestTM, asystTM and LegacyTM product lines toward prospective customers which it believes are best suited for its products. Installation and training decreased 59% from 1996 due to the decrease in licensing of the Company's minicomputer products which require a higher amount of these types of services. Maintenance revenue decreased 13% in 1997, due in part, to a decrease in the number of customers of the Company's LegacyTM products that elected to select maintenance coverage. Equipment and supplies sales decreased 17% in the first nine months of 1997 due, in part, to a decrease in the level of computers sold in conjunction with its products.

     Total costs and expenses decreased 21% from $1,650,334 in 1996 to $1,308,601 in 1997. Salary expense decreased 17% in 1997 as a result of the Company's continued adjustments in staffing to align with its anticipated levels of revenue. Other general, administrative and selling expense costs decreased 14% in 1997 as a result of continued efforts to control or reduce expenses. Depreciation and amortization expense decreased 46% in 1997 from 1996 due in part, to a reduction in software and goodwill amortization expense. Commission expense decreased 17% in 1997 resulting from the use of an agent to license the Company's software during 1996. Cost of equipment and supplies decreased 25% as a result of decreased sales of computer equipment during the period.

Liquidity and Capital Resources
-------------------------------
     The Company had net cash provided from operating activities of $7,586 during the nine months ended September 30, 1997, as compared to net cash used by operations of $38,473 for the same period in 1996. Net cash of $33,960 was utilized during 1997 for investing in capital expenditures versus $25,724 for 1996. Net cash of $6,338 was utilized in 1997 as compared to $31,002 in 1996 for financing activities during the nine month period.

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

     The Company had a $50,000 note payable to Ventana Growth Fund ("Ventana"), a related party. The maturity date of the note was extended from September 30, 1996 to September 30, 1998. The original maturity date of this note was October 17, 1987. In 1997, Ventana distributed this note to its limited partners in its fund requiring the Company to reissue notes, under the same terms and conditions, to the limited partners. As of September 30, 1997 there was $75,071 of interest outstanding on these notes.

     The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of June 30, 1997, dividends were in arrears on Series B preferred stock in the amount of $314,975, on Series D preferred stock in the amount of $266,860 and on Series E preferred stock in the amount of $132,445.


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

     On August 11, 1993, Plaintiff City of Sinton, Texas filed suit against USTI alleging defects in software and services sold to the city in 1990. The suit failed to specify a measure of damages which the City of Sinton was seeking; USTI answered the lawsuit by denying all material allegations therein. In April 1997, a jury ruled in favor of USTI in this suit, finding that there was no breach of warranty by USTI with respect to the software or services provided. The jury further found that the City of Sinton had breached the software contracts by asserting rights and duties which were not specified in the contracts. The City of Sinton paid USTI $10,000 for a portion of its attorney's fees awarded as part of the judgement.

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

Item 2.  Change In Securities

         Not Applicable


Item 3.  Defaults Upon Senior Securities

     The company is in arrears in the payment of dividends to holders of its Series B, D and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1997, are entitled to the payment of approximately $314,975 in dividends which are currently in arrears. Holders of Series D Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1997, are entitled to the payment of approximately $266,860 in dividends which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1997, are entitled to the payment of approximately $132,445 in dividends which are currently in arrears.

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


                                            United Systems Technology, Inc.


Date:  November 13 1997                     By: /s/  Thomas E. Gibbs
                                                --------------------
                                                Thomas E. Gibbs, President
                                                 and Chairman of the Board
                                                (Principal Executive Officer)


Date:  November 13, 1997                    By: /s/  Randall L. McGee
                                                ----------------------
                                                Randall L. McGee, Secretary
                                                 and Treasurer
                                                (Principal Financial and
                                                 Accounting Officer)