Form 10KSB
period 1997-12-31
UNITED SYSTEMS TECHNOLOGY INC
filed 1998-03-30
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                              --------------------

       For the Fiscal Year Ended:                Commission File Number
          December 31, 1997                            0-9574

                              --------------------

                         UNITED SYSTEMS TECHNOLOGY, INC.

                Iowa                                  42-1102759
       (State of Incorporation          (I.R.S. Employer Identification Number)

                          1850 Crown Road - Suite 1109
                               Dallas, Texas 75234
                                 (972) 402-8600

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

         As of March 23, 1998 the aggregate market value of voting stock held by non-affiliates of the Registrant was $405,277.

         As of March 23, 1998, there were 43,178,043 shares of the Registrant's Common Stock outstanding.

     DOCUMENTS   INCORPORATED  BY  REFERENCE:   Portions  of  the   Registrant's
definitive proxy statement relating to its 1998 annual meeting of shareholders is incorporated by reference into Part III of this Form 10-KSB.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the proxy statement incorporated by reference into Part III of the Form 10-KSB or any amendment hereto. X

                                     PART I

ITEM 1.  BUSINESS

General Development of Business

         United Systems Technology, Inc. ("USTI"), was incorporated under the laws of the State of Iowa on June 5, 1978, and its wholly-owned subsidiary, United Systems Technology East, Inc. ("USTEI"), was incorporated under the laws of the State of Delaware on June 10, 1991 (USTI and USTEI, collectively, are referred to herein as the "Company"). The Company is engaged in the business of developing, supporting and marketing computer software products to county and local governments. The software applications of the Company operate on IBM mid-range computers, and on various network computer systems both in DOS and Windows environments. The products are offered to customers in five product application groups. These product application groups, consisting of over 30 separate software titles, are Financial, Public Works, General Administration, Public Safety and Civil Processing.

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

         On October 17, 1994, USTI acquired substantially all of the assets of Noll Computer Systems, Inc. ("NCS"), a Texas Corporation. On February 21, 1997 NCS exercised its option to reacquire certain assets, including the InterFundTM products and customer relationships existing in 1994. In addition, NCS purchased the InterFundTM products developed at USTI and customer relationships added since October 1994, including, but not limited to, the following contractual obligations: License Agreements, Customer Support Agreements, and certain contractual obligations related to ongoing Service Requests. USTI's initial decision to infuse the company with the new technology, specifically the Progress and UNIX based InterFundTM product family, was based on the belief that USTI needed a new technology direction to provide an alternative to the AS/400 based Legacy product family that had come under increasing competition from more "Open" systems. Sales of this product family did not reach the required levels in the 1994 agreement with NCS. The Company made the decision not to prepay the stipulated minimum royalty amounts as provided for in the agreement to retain the InterFundTM product line. According to the 1994 agreement, in the event that royalty payments, based on sales or prepayment, did not equal certain stipulated minimum annual amounts, NCS had the right to reacquire the InterFundTM product line.

Narrative Description of Business

Products

         The software applications offered by the Company consist of a comprehensive line of management information systems which were developed to specifically meet the unique requirements of local governmental entities. The software applications of the Company are offered through its LegacyTM, QuestTM and asystTM product lines. The LegacyTM product line operates on the IBM mid-range computer systems, including the AS/400 and the Advanced/36. The QuestTM product line operates in a single user or small network PC DOS environment. The asystTM product line operates in a single user or network Windows environment. An initial software sale typically averages between $1,500 and $40,000. The cost of the related hardware varies depending on the type of machine purchased as well as the amount of memory capacity, peripheral equipment and optional features obtained on the machine.

         The Company markets its software packages in the following five product application groups.

    Financial Systems

     This group includes software modules in the areas of general ledger and budgetary accounting, budget preparation, accounts payable, payroll, accounts receivable, centralized cash receipts, tax billing and collection, purchase orders and comprehensive financial report writer.

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

         The Company has completed the development of several new software products which significantly enhance the competitiveness of its comprehensive software offering. These products are marketed under the asystTM brand name, were developed as Windows applications to "look and work like Microsoft Office", and include a new Fund Accounting system including General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts, Payroll and Utility Billing. The Company is currently developing its asystTM Public Safety product line to add to its existing Fund Accounting offering in the Windows environment. The Company anticipates that the initial packages will be released in the 2nd quarter of 1998. The Company derives its revenue principally from (i) licensing of its software packages, (ii) installation, training and customer support, (iii) maintenance agreements, and
(iv) equipment and supplies sales.

    Software Packages

    The Company licenses its software packages under a perpetual nonexclusive and nontransferable license agreement.


    Installation, Training and Customer Support

    The Company provides services related to the training and implementation of the software packages to its customers. These services are delivered at the customer site, conducted in a classroom setting at the company's headquarters or as "remote" training through interactive computer-to-computer hookup. In the event that the customer requests additional functions from the product which are not standard in the software packages, the Company provides custom programming services for these modifications.


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

         For  the  year  ended   December  31,  1997,   the  Company   generated
approximately 15% of its revenue from the sale of software, 6% from installation, training and customer support, 66% from software maintenance, and 13% from equipment and supplies sales.

Marketing

     The Company markets its products on a nationwide basis. Marketing is conducted through its full-time sales staff in Dallas, Texas as well as the Company's full-time sales representatives located in Minneapolis, Minnesota and Lexington, Kentucky.

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

Competition

     The Company is aware of sizable, nationally prominent competitors, which market products that are similar to those of the Company. Numerous other competitors are small, local vendors who often do not market standard application packages. Management believes that the comprehensive nature of its product offering, including the uniqueness of the new asystTM product line, has a positive impact on its competitive status.

Employees

     The Company presently has 19 full-time employees, including its executive officers. In addition, from time to time, the Company engages the services of consultants and part-time employees.

Research and Development

         During 1997, the Company incurred approximately $75,000 in research and development costs related to the development of its asystTM product line.

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

     The Company entered into royalty agreements as part of the sale of assets to NCS on February 21, 1997. In addition, the Company is a party to certain royalty agreements, which, individually, and in the aggregate, have not required the payment of material amounts. Under these agreements, the Company is the licensee of certain software systems, which it markets as part of its product line.

ITEM 2.  PROPERTIES

         The Company maintains its offices at 1850 Crown Road, Suite 1109, Dallas, Texas, 75234. The lease for this facility was entered into on September 30, 1997 to include approximately 5,033 square feet with a sixty-two month lease term commencing on November 1, 1997 and expiring on December 31, 2002. The Company leases this space from a nonaffiliate for a monthly rental of $4,089 with the first two monthly payments on the lease abated.

ITEM 3.  LEGAL PROCEEDINGS


The Company is involved in the following legal proceedings:

         On December 10, 1993, Plaintiff County of Essex filed suit against USTI, USTEI, New Jersey Municipal Data Management ("MDM") and MDM's surety in Superior Court of New Jersey. The suit is based on allegations that MDM failed to perform its obligations related to software and related services sold by MDM to the County of Essex, that USTI and USTEI succeeded to the obligations of MDM by the acquisition of the assets of MDM, and that there was a failure to comply with the New Jersey bulk sales act in USTEI's acquisition of the assets of MDM. USTI and USTEI did not assume any obligations or liabilities of MDM with respect to the County of Essex in the acquisition transaction. USTEI did agree to pay up to $50,000 in defense costs of MDM with respect to such claim. USTI and USTEI answered each of such lawsuits, denying all material allegations therein, On March 20, 1996, the County of Essex's claim that USTI and USTEI succeeded to the obligations of MDM was dismissed with prejudice. Subsequently, the Court found that the New Jersey bulk sales act was not complied with but has made no finding on the amount of damages, if any, with respect thereto. The Company has filed third party complaints against counsel representing the parties to the transaction for their failure to have caused the bulk sales act to be complied with. Additionally, on April 10, 1997, the County of Essex obtained a judgement against MDM for approximately $600,000 on its claim for failure of performance by MDM and recovered $248,277 from the surety and the surety succeeded to the County of Essex's claim against MDM, USTI and USTEI in such amount. The litigation is still in the discovery phase. USTI and USTEI have denied all material allegations of the County of Essex and intend to vigorously defend such litigation and pursue their third party claims.

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

     The Company is also a defendant in various legal actions which arose out of the normal course of its business. In the opinion of management, none of these actions are expected to have a material effect on the consolidated results of operations or financial position of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

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

                                         High                 Low
         Quarter Ended                 Bid Price          Bid Price

         March 31, 1996                  $0.03              $0.01
         June 30, 1996                   $0.01              $0.01
         September 30, 1996              $0.05              $0.04
         December 31, 1996               $0.03              $0.03
         March 31, 1997                  $0.03              $0.03
         June 30, 1997                   $0.03              $0.03
         September 30, 1997              $0.03              $0.02
         December 31, 1997               $0.02              $0.01

         As of March 23, 1998, the Company had 493 shareholders of record and its common stock had a closing bid price of $0.01 per share and a closing asked price of $0.02 per share

     Holders of the Company's common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. However, no dividends on common stock have ever been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future. In addition, payment of dividends to holders of the Company's common stock are restricted pursuant to the terms of outstanding shares of preferred stock.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company derives its revenue from the licensing of its software packages, installation, training and customer modifications, maintenance agreements and sale of equipment and supplies. Results of operations for 1997 include revenues of $1,641,370 resulting in a net loss of $270,554 as compared to revenues of $2,004,747 and a net loss of $634,625 in 1996.

         During 1997, the Company continued to adjust its expenses based on anticipated levels of revenue resulting in decreased expenses and improved results of operations as compared to 1996. The Company is continuing the development of additional modules for its asystTM product line. The asyst TM product line currently includes General Ledger, Accounts Payable, Accounts Receivable, Cash Receipts, Purchase Orders, Budgeting, Reporting and Utility Billing modules and has been installed at over 100 locations since its initial release in 1996. The Company is currently developing its initial Public Safety modules for its asystTM product line, which it anticipates, will be released in the 2nd quarter of 1998. The Company believes that its asystTM product line offers its current and prospective customers an attractive software solution, both from a financial and functionality standpoint and follows the trend of clients moving to Windows based PC networks. This trend resulted in a decrease in the volume of licensing activity of the Company's DOS (QuestTM) and mid-range (LegacyTM) products during 1997. The Company is offering a Year 2000 compliant version of certain modules and has obtained commitments for this version of the system. The Company expects to begin shipping the Year 2000 version of the LegacyTM products in the 4th quarter of 1998.

         On October 17, 1994, USTI acquired substantially all of the assets of Noll Computer Systems, Inc. ("NCS"), a Texas Corporation. On February 21, 1997 NCS exercised its option to reacquire certain assets, including the InterFundTM products and customer relationships existing in 1994. In addition, NCS purchased the InterFundTM products developed at USTI and customer relationships added since October 1994, including, but not limited to, the following contractual obligations: License Agreements, Customer Support Agreements, and certain contractual obligations related to ongoing Service Requests. USTI's initial decision to infuse the company with the new technology, specifically the Progress and UNIX based InterFundTM product family, was based on the belief that USTI needed a new technology direction to provide an alternative to the AS/400 based Legacy product family that had come under increasing competition from more "Open" systems. Sales of this product family did not reach the required levels in the 1994 agreement with NCS. The Company made the decision not to prepay the stipulated minimum royalty amounts as provided for in the agreement to retain the InterFundTM product line. According to the 1994 agreement, in the event that royalty payments, based on sales or prepayment, did not equal certain stipulated minimum annual amounts, NCS had the right to reacquire the InterFundTM product line.

         The following table sets forth, for the period indicated, the relative percentage which certain items in the Consolidated Statements of Operations of the Company bear as a percent of total revenues and the percentage change in those items from period to period.


                                 Percentage of Revenues
                                 Year Ended December 31,    Percentage Change
                                  1997        1996           1997 vs 1996
Revenue
    Software Packages               15%         15%              (17%)
    Installation, training and
      customer support               6%         12%              (60%)
    Maintenance                     66%         60%              (10%)
    Equipment and other             13%         13%              (16%)
                                   ---         ---
                                   100%        100%              (18%)

Costs and expenses
    Salaries                        58%         58%              (17%)
    Other general administrative
      and selling expense           29%         28%              (17%)
    Depreciation and amortization   21%         37%              (53%)
    Commissions                      2%          2%              (12%)
    Cost of equipment sold           6%          6%              (22%)
                                   ---         ---
Total costs and expenses           116%        131%              (27%)

Operating loss                     (16%)       (31%)              57%

Non-operating (expense) income       -        (  1%)              76%

Loss before income taxes and
  extraordinary items              (16%)       (32%)              57%


1997 vs 1996

         The Company's total revenue decreased 18% for the year ended December 31, 1997 from $2,004,747 in 1996 to $1,641,370 in 1997. Software license fees decreased 17% in 1997 due, in part, to a decrease in the licensing of the Company's older product lines, while the volume of licensing of the Company's newer asystTM products did not increase at a level sufficient to offset this decrease. The Company continues to market its products toward prospective customers which it believes are best suited for its products. Installation, training and customer support revenue decreased 60% in 1997 due to the decrease in licensing of the Company's minicomputer products which require a higher amount of these types of services. Maintenance revenue decreased 10% in 1997, due, in part, to a decrease in the number of customers using the Company's LegacyTM products that elected to select maintenance coverage. Equipment sales and supplies decreased 16% as a result of decreased sales of computer equipment sold with its software products.

         Total costs and expenses decreased 27% for the year ended December 31, 1997 from $2,625,646 in 1996 to $1,908,681 in 1997. Salaries and other general, administrative and selling expense costs decreased 17% in 1997 as a result of continued efforts to align staffing with anticipated levels of revenue. Other general, administrative and selling expense decreased 17% in 1997 as a result of continued efforts to control and reduce expenses. Depreciation and amortization expense decreased 53% in 1997 from 1996 due to a reduction in software and goodwill amortization expense. Commission expenses decreased 12% in 1997 resulting from a decrease in the level of licensing of the Company's software products by sales agents in 1997. Cost of equipment sold decreased 22% in 1997 as a result of decreased computer equipment sold with its software products.


Liquidity and Capital Resources

         The Company had net cash provided by operating activities of $188,890 during 1997 as compared to $4,088 provided in 1996. This increase in cash provided was primarily the result of the improvement in the results of operations in 1997 as compared to 1996 and an increase in deferred revenue. Net cash of $43,065 was utilized in 1997 for the purchase of equipment necessary for the sales, development and support of the new asystTM product line. Net cash of $8,270 was utilized during 1997 for the reduction of capital lease obligations.

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

         The Company had a $50,000 note payable to Ventana Growth Fund ("Ventana"), a related party. The maturity date of the note was extended from September 30, 1996 to September 30, 1998. The original maturity date of this note was October 17, 1987. Ventana distributed this note to the limited partners in its fund in 1998. Ventana asked the Company to reissue notes, under the same terms and conditions, to the limited partners. As of December 31, 1997, there was $76,111 of interest outstanding on these notes.

     The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of December 31, 1997, dividends were in arrears on the Series B preferred stock in the amount of $323,800, on the Series D preferred stock in the amount of $275,685 and on Series E preferred stock in the amount of $137,735.

Year 2000

         Until just a few years ago, most computer programs were written to define an applicable year by using two digits for the year instead of four. The effect on a computer program that was written in such a way is to define a year that is entered with the two digits "00" as 1900 rather than 2000. When the Year 2000 arrives, any computer programs that are written in this manner will either have to be modified to accept a date in the 21st century or the programs will have to be replaced. This issue not only affects the Company's internal automated information systems but also has an effect on the software products the Company develops, supports and markets to its customers. The Company has evaluated the computer programs that it utilizes internally for its information systems and has determined that substantially all of its systems are currently Year 2000 compliant. The Company's asystTM product line is Year 2000 compliant. The Company's customers that are utilizing its LegacyTM and QuestTM product lines are being offered a Year 2000 compliant version of certain packages within these product lines or are being encouraged to migrate to the Company's products that are Year 2000 compliant. Based on currently available information, the Company does not anticipate that the costs to address the issues related to the Year 2000 will have a material adverse impact on the Company's financial condition, results of operations or liquidity.

Forward-Looking Statements

         This report contains forward-looking statements, other than historical facts, which reflect the view of Company's management with respect to future events. Such forward-looking statements are based on assumptions made by and information currently available to the Company's management. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include, without limitation, the ability of the Company i) to generate levels of revenue and adequate cash flows from its operations to support and maintain its current cost structure and ii) to develop and deliver products that are competitive, accepted by its markets and are not rendered obsolete by changing technology. The forward-looking statements contained herein reflect the current views of the Company's management with respect to future events and are subject to these factors and other risks, uncertainties and assumptions relating to the operations, results of operations and financial position of the Company. The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 United Systems Technology, Inc. and Subsidiary
                   Index to Consolidated Financial Statements
                           And Supplementary Schedules


                                                                Pages

Reports of Independent Accountants                               F-1

Consolidated Financial Statements

   Balance sheets as of December 31, 1997 and 1996               F-2
   Statements of operations for the years
    ended December 31, 1997 and 1996                             F-3
   Statements of stockholders' equity for the years
    ended December 31, 1997 and 1996                             F-4
   Statements of cash flows for the years
    ended December 31, 1997 and 1996                             F-5
   Notes to Consolidated Financial Statements                    F-6 to F-17

               Report of Independent Certified Public Accountants





Board of  Directors and Shareholders
United Systems Technology, Inc.


We have audited the accompanying consolidated balance sheets of United Systems Technology, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Systems Technology, Inc. and subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ GRANT THORNTON LLP

Dallas, Texas
March 13, 1998

                 United Systems Technology, Inc. and Subsidiary
                           Consolidated Balance Sheets
                           December 31, 1997 and 1996


                                                      1997           1996
                                                      ====           ====
   Assets
Current Assets
  Cash and cash equivalents                       $  204,807    $   67,252
  Trade accounts receivable, less allowance for
   doubtful accounts of $40,000 in 1997 and 1996     216,693       253,692
  Prepaid expenses and other                           6,165           279
                                                    --------      --------
 Total current assets                                427,665       321,223
                                                    --------      --------

Property and equipment at cost, net                   85,940       115,738
Goodwill, net                                        481,605       741,744
Purchased software, net                               53,056        71,833
Deposits and other                                     4,999        27,942
                                                   ---------     ---------
                                                     625,600       957,257
                                                   ---------     ---------

   Total Assets                                   $1,053,265    $1,278,480
                                                   =========     =========

   Liabilities and Stockholders' Equity

Current Liabilities
  Notes payable - related party                   $   50,000    $     -
  Current portion of capital lease obligations         4,484         8,271
  Trade accounts payable                             177,316       230,039
  Accrued payroll                                     24,485        20,432
  Accrued interest - related party                    76,111        72,020
  Other accrued expenses                              98,868       115,368
  Deferred revenue                                   779,485       664,797
                                                   ---------     ---------
 Total current liabilities                         1,210,749     1,110,927

Notes payable - related party                           -           50,000
Capital lease obligations, net of current portion      2,247         6,730
                                                   ---------     ---------

   Total liabilities                              $1,212,996    $1,167,657
                                                   =========     =========

Commitments and contingencies                           -             -

   Stockholders' Equity
Preferred stock, convertible, cumulative, par
 value $.10 per share; authorized 5,000,000
 shares; issued and outstanding, 500,000 shares
 of Series B, 500,000 shares of Series D, and
 300,000 shares of Series E, aggregate liquidating
 preference of $1,300,000 ($1.00 per share)          130,000       205,000
Common stock, par value $.10 per share; authorized
 100,000,000 shares; issued and outstanding
 43,178,043 and 37,969,765 shares in 1997
 and 1996, respectively                            4,317,803     3,796,975
Additional paid-in capital                         3,768,562     4,214,390
Accumulated deficit                               (8,376,096)   (8,105,542)
                                                   ---------     ---------
Total stockholders' equity                          (159,731)      110,823
                                                   ---------     ---------

Total liabilities and stockholders's equity       $1,053,265    $1,278,480
                                                   =========     =========

    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Operations
                        For The Years Ended December 31,

                                                      1997          1996
                                                      ====          ====
Revenue
  Software packages                               $  250,524    $  302,305
  Installation, training and customer support         97,633       246,014
  Maintenance                                      1,080,084     1,203,724
  Equipment sales and supplies                       208,677       241,871
  Other                                                4,452        10,833
                                                   ---------     ---------
                                                   1,641,370     2,004,747
                                                   ---------     ---------
Costs and expenses
  Salaries                                           959,416     1,156,355
  Other general, administrative and selling
   expense                                           415,085       488,819
  Depreciation and amortization                      159,579       336,621
  Rent                                                54,523        74,466
  Commissions                                         30,323        34,271
  Cost of equipment sold                              97,555       124,574
  Impairment of software development costs              -           74,915
  Impairment of goodwill                             192,200       335,625
                                                   ---------     ---------
                                                   1,908,681     2,625,646
                                                   ---------     ---------
Operating loss                                      (267,311)     (620,899)
                                                   ---------     ---------
Nonoperating (expense) income
  Interest expense                                    (5,342)       (8,608)
  Loss on sale of assets                                -           (8,205)
  Interest income                                      2,099         3,087
                                                   ---------     ---------
                                                      (3,243)      (13,726)
                                                   ---------     ---------
Net loss                                          $ (270,554)   $ (634,625)
                                                   =========     =========

Preferred stock dividend requirement                 (91,000)     (104,500)
                                                   ---------     ---------

Loss allocable to common shareholders             $ (361,554)   $ (739,125)
                                                   =========     =========

Net loss per common share                         $    (0.01)   $    (0.02)
                                                   =========     =========
Weighted average number of common
 shares outstanding                               43,213,935    38,325,837
                                                  ==========    ==========


    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
                        For the Years Ended December 31,


                                               Additional
                        Capital Stock Issued    Paid-In    Accumulated
                         Preferred  Common      Capital      Deficit    Total
                         ---------  ------      -------      -------    -----
Balance January 1,1996     205,000  3,864,315   4,157,151  (7,470,917) 755,549

Repurchase and retirement
 of previously issued
 shares for a business
 acquisition                          (67,340)     57,239              (10,101)
Net loss                                                     (634,625)(634,625)
                         ---------  ---------   ---------   --------- --------

Balance, December 31,1996  205,000  3,796,975   4,214,390  (8,105,542) 110,823

Conversion of Series C
 preferred stock to
 common stock              (75,000)   530,828    (455,828)                -
Acquisition and retirement
 of of 100,000 shares of
 common stock held as
 collateral for note
 receivable                           (10,000)     10,000                 -
Net loss                                                     (270,554)(270,554)
                         ---------  ---------   ---------   --------- --------

Balance, December 31,1997  130,000  4,317,803   3,768,562  (8,376,096)(159,731)
                         =========  =========   =========   ========= ========


    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                        For the Years Ended December 31,

                                                      1997          1996
                                                      ====          ====
Cash flows in operating activities:

 Net loss                                         $ (270,554)   $ (634,625)

 Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Depreciation and amortization                     159,579       336,621
   Impairment of software development costs             -           74,915
   Impairment of goodwill                            192,200       335,625
   Loss on sale of assets                               -            8,205

 Change in operating assets and liabilities:
   Trade accounts receivable                          36,999        99,700
   Prepaid expenses                                   (5,886)        8,035
   Deposits and other                                 22,943           599
   Accounts payable                                  (44,579)      (67,459)
   Accrued expenses                                  (16,500)       (2,418)
   Deferred revenue                                  114,688      (155,110)
                                                   ---------     ---------

                                                  $  459,444    $  638,713
                                                   ---------     ---------

Net cash provided by operating activities         $  188,890    $    4,088
                                                   ---------     ---------

Cash flows from investing activities:
  Property and equipment additions                $  (43,065)   $  (33,321)
                                                   ---------     ---------

Cash flows from financing activities:
  Payments on capital lease obligations           $   (8,270)   $  (42,749)
                                                   ---------     ---------

Increase(decrease) in cash and cash equivalents   $  137,555    $  (71,982)
Cash and cash equivalents, beginning of year          67,252       139,234
                                                   ---------     ---------
Cash and cash equivalents, end of year            $  204,807    $   67,252
                                                   =========     =========

Supplemental disclosures of cash flow information:

 Cash paid for interest during the period         $    1,535    $    6,356
                                                   =========     =========


    The accompanying notes are an integral part of the financial statements.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


1.       Summary of Significant Accounting Policies:

         Nature of Operations

         The Company is engaged in the business of developing, supporting and marketing computer software products to county and local governments located throughout the United States.

         Basis of Presentation

         The financial statements for the years ended December 31, 1997 and 1996 are consolidated and include the accounts of United Systems Technology, Inc. ("USTI") and its wholly-owned subsidiary, United Systems Technology East, Inc. ("USTEI"). All material intercompany transactions and balances have been eliminated.

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

         Software Development Costs

         The Company has implemented and accounted for certain costs related to the development of its computer software products in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, all costs incurred to establish the technological feasibility of a computer software product are charged to operations as incurred. After technological feasibility is established, costs of producing the computer software product are capitalized until the product is available for general release to customers. The capitalized cost of internally developed software is amortized over its estimated useful life, generally five years, using the straight-line method or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization. Amortization and impairment of developed software costs was $136,713 for the year ended December 31, 1996.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

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

         Impairment of Long-Lived Assets

         The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, the Company estimates the future cash flows expected to result from using the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

         Earnings (Loss) Per Common Share

         In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). In accordance with SFAS No. 128, the Company computes basic earnings (loss) per common share based on the weighted-average number of common shares outstanding. Diluted earnings per share are computed based on the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In 1996 and 1997 all potential common shares were anti-dilutive. Accordingly, the adoption of SFAS 128 had no effect on 1997 and 1998 earnings per share amounts.

         Financial Instruments

         The fair value of the Company's financial instruments, consisting of cash and cash equivalents and debt, approximate their carrying values.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

         Stock-Based Compensation

         Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) encourages, but does not require, companies to record costs for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinions No. 25 "Accounting for Stock Issued to Employees" and related interpretations, and to provide the pro forma disclosures as if the requirements of SFAS 123 had been adopted.

         Use of Estimates

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent asset and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.       Property and Equipment:

         Property and equipment at December 31, 1997 and 1996 consisted of the following:

                                                1997             1996
                                                ----             ----

         Leasehold improvements             $  63,772        $  58,702
         Furniture and fixtures                39,248           38,330
         Equipment                            904,323          869,292
                                            ---------        ---------
                                            1,007,343          966,324
         Less accumulated depreciation
         and amortization                    (921,403)        (850,586)
                                            ---------        ---------
                                            $  85,940        $ 115,738
                                            =========        =========

3.       Other Assets:

         Other assets at December 31, 1997 and 1996 consisted of the following:


                                              Accumulated
                                   Cost       Amortization         Net
                                   ----       ------------         ---
         1997
         ----
         Goodwill              $ 1,692,128    $(1,210,523)     $  481,605
         Purchased software        592,700       (539,644)         53,056

         1996
         ----
         Goodwill               $1,692,128     $ (950,384)      $ 741,744
         Purchased software        590,654       (518,821)         71,833


                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


4.       Capital Lease Obligations:

         The Company leases certain assets under capital leases. The leases include interest at rates ranging from 10.75% to 11.9% and expire at various dates through 1999. The leases are collateralized by the related asset and most of the leases include options to purchase the equipment at the end of the lease term.

         Included in property and equipment as of December 31, 1997 are the following assets held under capital leases:

         Office furniture and equipment                $443,683
         Accumulated amortization                      (437,733)
                                                        -------
         Assets under capital lease, net               $  5,950
                                                        =======



         Future minimum lease payments under capital leases as of December 31, 1997 are as follows:

                  1998                                 $  4,914
                  1999                                    2,376
                                                        -------
         Total minimum lease payments                     7,290

         Less amount representing interest              (   559)
                                                        -------
         Present value of capital lease obligations       6,731

         Less current portion                            (4,484)
                                                        -------
                                                       $  2,247
                                                        =======


         Amortization expense associated with these assets amounted to $31,981, and $40,058 for the years ended December 31, 1997, and 1996, respectively.

5.       Notes Payable:

         The Company had a note payable to a related party in the amount of $50,000 at December 31, 1996. This note payable, which is not collateralized, bears interest at prime and is due September 30, 1998. The prime rate of interest was 8.50% at December 31, 1997 and 8.25% in 1996. The related party distributed this note to the limited partners in its fund, under the same terms and conditions, in 1997. There was $76,111 and $72,020 accrued interest outstanding on these notes at December 31, 1997 and 1996, respectively. Interest expense incurred on these notes was $4,091 and $4,147 for the years ended December 31, 1997 and 1996, respectively.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


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

         In June 1988, the Company established and issued 500,000 shares of Series B preferred stock. The terms of the Series B preferred stock provide for, among other things: (i) a cumulative dividend of $.07 per share per annum, payable quarterly, which accrues day to day and which must be paid prior to the payment of a dividend to holders of the Company's common stock; (ii) a liquidation preference of $1.00 per share plus accrued but unpaid dividends paid prior to any distribution to holders of common stock and Series C preferred stock; (iii) the right to convert each share plus accrued but unpaid dividends into common stock; (iv) the right to vote on all matters submitted to a vote of stockholders of the Company; and (v) redemption at the Company's option at a redemption price of $1.00 per share plus all accrued and unpaid dividends. As of December 31, 1997 the 500,000 outstanding shares of Series B preferred stock were entitled to be converted into 4,118,995 shares of common stock and were entitled to 4,118,995 votes on all matters submitted to a vote of stockholders of the Company. At December 31, 1997 cumulative dividends of approximately $323,800 were in arrears.

         In June 1988, the Company established and issued 750,000 shares of Series C preferred stock. The terms of the Series C preferred stock provide for, among other things: (i) a cumulative dividend of $0.018 per share per annum which accrues from day to day and which must be paid prior to the payment of a dividend to holders of the Company's common stock; (ii) a dividend equal to that paid any other holders of common stock; (iii) a liquidation preference of $.20 per share plus accrued but unpaid dividends paid prior to any distribution to holders of common stock; (iv) the right to convert each share plus accrued but unpaid dividends into common stock; (v) the right to vote on all matters submitted to a vote of stockholders of the Company; and (vi) the right to approve any issuance of Series A preferred stock prior to its issuance. During the first quarter 1997, Ventana Growth Fund elected its option to convert its 750,000 shares of the Company's Series C preferred stock into shares of the Company's common stock. There were dividends in arrears on the Series C preferred stock in the amount of $115,415, which were also elected to be converted into common stock. A total of 5,308,280 shares of the Company's common stock were issued as a result of this conversion.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


         Capital Stock (Cont'd.):

         In February 1990, the Company established and issued 500,000 shares of Series D preferred stock. The terms of the Series D preferred stock provide for, among other things: (i) a cumulative dividend of $.07 per share per annum, payable quarterly, which accrues day to day and which must be paid prior to the payment of a dividend to holders of the Company's common stock; (ii) a liquidation preference of $1.00 per share plus accrued but unpaid dividends paid prior to any distribution to holders of common stock and Series C preferred stock; (iii) the right to convert each share plus accrued but unpaid dividends into common stock; (iv) the right to vote on all matters submitted to a vote of stockholders of the Company; and (v) redemption at the Company's option at a redemption price of $1.00 per share plus all accrued and unpaid dividends. As of December 31, 1997 the 500,000 outstanding shares of Series D preferred stock were entitled to be converted into 2,216,245 shares of common stock and were entitled to 2,216,245 votes on all matters submitted to a vote of stockholders of the Company. At December 31, 1997 cumulative dividends of approximately $275,685 were in arrears.

         In June 1991, the Company established and issued 300,000 shares of Series E preferred stock. The terms of the Series E preferred stock provide for, among other things: (i) a cumulative dividend of $.07 per share per annum, payable quarterly, which accrues day to day and which must be paid prior to the payment of the dividend to holders of the Company's common stock; (ii) a liquidation preference of $1.00 per share plus accrued but unpaid dividends paid prior to any distribution to holders of common stock and Series C preferred stock; (iii) the right to convert each share plus accrued but unpaid dividends into common stock; (iv) the right to vote on all matters submitted to a vote of stockholders of the Company; and (v) redemption at the Company's option at a redemption price of $1.00 per share plus all accrued and unpaid dividends. As of December 31, 1997 the 300,000 outstanding shares of Series E preferred stock were entitled to be converted into 2,188,685 shares of common stock and were entitled to 2,188,685 votes on all matters submitted to a vote of stockholders of the Company. At December 31, 1997, cumulative dividends of approximately $137,735 were in arrears.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


7.       Commitments and Contingencies:

         Operating Leases

         The Company leases certain office facilities under a non-cancelable lease agreement which expires December 31, 2002. The future minimum annual lease payments under this lease is $49,070 from 1998 through 2002. Rent expense was $54,445 and $71,226 in 1997 and 1996, respectively.

         Legal Proceedings

         The Company is involved in the following legal proceedings:

                  On December 10, 1993, Plaintiff County of Essex filed suit against USTI, USTEI, New Jersey Municipal Data Management ("MDM") and MDM's surety in Superior Court of New Jersey. The suit is based on allegations that MDM failed to perform its obligations related to software and related services sold by MDM to the County of Essex, that USTI and USTEI succeeded to the obligations of MDM by the acquisition of the assets of MDM, and that there was a failure to comply with the New Jersey bulk sales act in USTEI's acquisition of the assets of MDM. USTI and USTEI did not assume any obligations or liabilities of MDM with respect to the County of Essex in the acquisition transaction. USTEI did agree to pay up to $50,000 in defense costs of MDM with respect to such claim. USTI and USTEI answered each of such lawsuits, denying all material allegations therein. On March 20, 1996, the County of Essex's claim that USTI and USTEI succeeded to the obligations of MDM was dismissed with prejudice. Subsequently, the Court found that the New Jersey bulk sales act was not complied with but has made no finding on the amount of damages, if any, with respect thereto. The Company has filed third party complaints against counsel representing the parties to the transaction for their failure to have caused the bulk sales act to be complied with. Additionally, on April 10, 1997, the County of Essex obtained a judgement against MDM for approximately $600,000 on its claim for failure of performance by MDM and recovered $248,277 from the surety and the surety succeeded to the County of Essex's claim against MDM, USTI and USTEI in such amount. The litigation is still in the discovery phase. USTI and USTEI have denied all material allegations of the County of Essex and intend to vigorously defend such litigation and pursue their third party claims.

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

         The Company is also a defendant in various legal actions, which arose out of the normal course of its business. In the opinion of management, none of these actions are expected to have a material effect on the consolidated results of operations or financial position of the Company.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


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

         Compensation costs for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. If the Company recognized compensation expense based upon the fair value at the grant date for options under the Plan, the Company's 1997 and 1996 net loss and net loss per common share would have increased to the pro forma amounts indicated as follows:

                                                       1997           1996
                                                       ----           ----

          Net loss allocable to common shareholders
              As reported                          $ (361,554)    $ (739,125)
              Pro forma                            $ (411,929)    $ (813,306)

          Net loss per common share
              As reported                             $ (0.01)       $ (0.02)
              Pro forma                               $ (0.01)       $ (0.02)


         The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, expected volatility of 415% in 1997 and 560% in 1996; risk free interest rates of 6.32% in 1997 and 7.05% in 1996; no dividend yield; and expected lives of 5 years.

         The pro forma amounts presented are not representative of the amounts that will be disclosed in the future because they do not take into effect pro forma expenses related to grants before 1996.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

8.       Common Stock Options and Warrants (Cont'd.):

         Additional information with respect to options outstanding at December 31, 1997, and the changes for each of the two years in the period then ended was as follows:


                                                    ________1997_________
                                                                 Weighted
                                                                  Average
                                                                 Exercise
                                                    Shares         Price
                                                    ------         -----
         Outstanding at beginning of year          5,822,500        $.04
         Granted                                   2,250,000         .03
         Forfeited                                  (182,500)        .16
                                                   ---------         ---

         Outstanding at end of year                7,890,000        $.04
                                                   ---------         ---

         Options exercisable at December 31, 1997  4,063,125        $.04
                                                   ---------         ---

         Weighted average fair value per share
          of options granted during 1997                            $.03
                                                                     ---

                                                    ________1996_________
                                                                 Weighted
                                                                  Average
                                                                 Exercise
                                                    Shares         Price
                                                    ------         -----
         Outstanding at beginning of year          4,810,000        $.04
         Granted                                   1,077,500         .06
         Forfeited                                   (65,000)        .04
                                                   ---------         ---

         Outstanding at end of year                5,822,500        $.04
                                                   ---------         ---

         Options exercisable at December 31, 1996  2,952,500        $.04
                                                   ---------         ---

         Weighted average fair value per share
          of options granted during 1996                            $.06
                                                                     ---

         Information about stock options outstanding at December 31, 1997 is summarized as follows:

                                         Options Outstanding
                             ------------------------------------------------
                                          Weighted Average
                                Number       Remaining       Weighted Average
   Range of Exercise Prices  Outstanding  Contractual Life    Exercise Price
   ------------------------  -----------  ----------------   ----------------
         $.01 to $.05         6,862,500      3.5 years             $.03
         $.06 to $.10         1,027,500      3.5 years             $.06
                              ---------
                              7,890,000
                              ---------


                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

8.       Common Stock Options and Warrants (Cont'd.):

                                               Options Exercisable
                                       -----------------------------------
                                         Number           Weighted Average
         Range of Exercise Prices      Exercisable         Exercise Price
         ------------------------      -----------         --------------
                $.01 to $.05            3,431,250               $.04
                $.06 to $.10              631,875               $.06
                                       ----------
                                        4,063,125
                                       ----------

         Stock Purchase Warrants

                  As of December 31, 1997 common stock purchase warrants had been issued primarily to officers, directors and employees including warrants to purchase 1,000,000 shares at $.035 per share issued to a director of the Company for the issuance of a letter of credit to collateralize debt of the Company. As of December 31, 1997, none of these warrants have been exercised and are fully vested:



                  Expiration                                                             Exercise
                     Date           Price         Shares
                  ----------        -----         ------
                 Sep 30, 1998       $.050        950,000
                 Feb 16, 1999       $.080      1,000,000
                 Aug  9, 1999       $.050      1,000,000
                 Aug  9, 2000       $.035      1,000,000
                                               ---------
                                               3,950,000
                                               ---------


9.       Income Taxes:

         At  December   31,   1997,   the  Company  has  net   operating   loss
         carry-forwards of approximately $3,078,000. These carry-forwards expire from period 1998 through 2011. Additionally, the Company has approximately $71,000 in unused general business tax credits available to directly offset future income tax liabilities and $624,000 in capital loss carry-forwards available to offset future capital gains.

         For the years ended December 31, 1997 and 1996 the difference between the effective federal income tax rate and the amounts determined by applying the statutory federal income tax rate to income before provision for federal income tax was as follows:

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


9.       Income Taxes (Cont'd.)::

                                                 1997             1996
                                                Amount           Amount
                                                ------           ------
         Federal income tax benefit at
          statutory rate                     $ (91,990)        $(215,770)
         Amortization of goodwill               88,450           145,100
         Expiration of net operating loss
          carryforward                         323,670           186,160
         Other                                 (13,030)            7,410
         Change in valuation allowance        (307,100)         (122,900)
                                               -------           -------
                                             $    -            $    -
                                               =======           =======


         Because of losses from operations for the past two years, the Company has recorded a valuation allowance equal to the net deferred tax asset.

         The components of the deferred tax accounts as of December 31, 1997 and 1996 are as follows:

                                                 1997             1996
                                                ------           ------

         Deferred tax assets:
          Net operating losses carried
           forward                           $1,046,600        $1,408,400
          Capital losses carried forward        212,300           212,300
          Deferred revenue                      265,000           226,000
          Accounts payable and accrued
           expenses                             126,000           148,800
          General business tax credits           71,000            71,000
                                              ---------         ---------

         Total deferred tax asset            $1,720,900        $2,066,500
                                              ---------         ---------

         Deferred tax liabilities:
          Accounts receivable                    73,700            86,300
          Purchased software, property
           and equipment                         33,600            59,500
                                              ---------         ---------

         Total deferred tax liability           107,300           145,800
                                              ---------         ---------

         Net deferred tax asset before
          valuation allowance                 1,613,600         1,920,700

         Less valuation allowance             1,613,600         1,920,700
                                              ---------         ---------

         Net deferred tax asset              $     -           $     -
                                              ---------         ---------

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


10.      Employee Benefit Plans:

         Effective January 16, 1992, the Company established the USTI Employee's 401(k) Profit Sharing Plan and Trust (the "Plan"), which is a defined contribution plan that covers substantially all full-time employees of the Company eligible to participate. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and Section 401(k) of the Internal Revenue Code. The Company made contributions for the benefit of the participants in the Plan in the amount of $3,665 and $2,623 for the years ended December 31, 1997 and 1996, respectively.


11.      Fourth Quarter Adjustments:

         During the fourth quarter of 1996, the Company charged earnings for adjustment to software development costs of approximately $74,915 and impairment to goodwill of approximately $335,625.

         During the fourth quarter of 1997, the Company charged earnings for impairment to goodwill of approximately $192,200.

ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          The Company has had no disagreements with its Independent Accountants on accounting and financial disclosure matters.



                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 1998 Annual Meeting of Shareholders under the captions "Election of Directors" and "Executive Officers." Such information is incorporated herein by reference therefrom.


ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 1998 Annual Meeting of Shareholders under the caption "Management Compensation." Such information is incorporated herein by reference therefrom.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 1998 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management." Such information is incorporated herein by reference therefrom.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 1998 Annual
         Meeting of Shareholders   under  the  caption  "Certain   Relationships
         and Related Transactions."   Such  information  is  incorporated
         herein  by  reference therefrom.

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

         3. Exhibits

            The following documents are filed as exhibits herewith, unless otherwise specified, and are incorporated herein by this reference:



Exhibit
Number

 3.1 Amended and Restated Articles of Incorporation of the Company as filed on November 21, 1986 with the Secretary of State of the State of Iowa. (Incorporated by reference, Registration Statement on Form S-1, File No. 33-9574, Exhibit 3.11)

 3.2 Articles of Merger of Municipal Software Consultants, Inc. into United Systems Technology, Inc., as filed on December 31, 1986 with the Secretaries of State of the States of Iowa and Texas. (Incorporated by reference, Annual Report on Form 10-K for the fiscal year ended December 31, 1986, Exhibit 3.2)

 3.3 Statement Establishing and Designating Series B Preferred Stock of the Company, as filed on June 13, 1988 with the Secretary of State of the State of Iowa. (Incorporated by reference, Quarterly Report on For 10-Q for the quarter ended June 30, 1988, Exhibit 4.1)

 3.4 Statement Establishing and Designating Series C Preferred Stock of the Company, as filed on June 13, 1988 with the Secretary of State of the State of Iowa. (Incorporated by reference, Quarterly Report on For 10-Q for the quarter ended June 30, 1988, Exhibit 4.2)

Exhibit
Number

 3.5 Articles of Amendment to the Articles of Incorporation of the Company, as filed on July 15, 1988 with the Secretary of State of the State of Iowa. (Incorporated by reference, Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, Exhibit 3.1)

 3.6        By-Laws of the Company, as amended and currently in effect.
            (Incorporated by reference, Registration Statement on Form S-1, File No. 33-9574, Exhibit 3.6)

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

10.13 Asset Purchase Agreement, dated December 22, 1994, by and between the Company and Sequoia Pacific Systems, a division of Smurfit Packaging Corporation. (Incorporated by reference Form 8-K Current Report, dated December 22, 1994, Exhibit 10.1)

10.14 Assignment and Assumption Agreement, dated December 22, 1994, by and between the Company and Sequoia Pacific Systems, a division of Smurfit Packaging Corporation. (Incorporated by reference Form 8-K Current Report, dated December 22, 1994, Exhibit 10.2)

10.15 Asset Purchase Agreement, dated October 17, 1994, by and between the Company and Noll Computer Systems, Inc.("NCS"). (Incorporated by reference, Annual Report on Form 10-KSB for the year ended December 31, 1994, Exhibit 10.15)

10.16 Asset Purchase Agreement, dated November 15, 1995, by and between the Company, Dralvar Capital Corp. ("Dralvar") and Ken Neff. (Incorporated by reference, Form 8-K Current Report, dated November 15, 1995, Exhibit 10.1)

10.17 Asset purchase Agreement dated February 21, 1997, by and between the Company and Noll Computer Services, Inc. ("NCS"). (Incorporated by reference, Annual Report on Form 10-KSB for year ended December 31, 1996, Exhibit 10.17)

Exhibit
Number

 (b)        Reports on Form 8-K

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


                                        UNITED SYSTEMS TECHNOLOGY, INC.

Date: March 27, 1998                         By:  /s/  Thomas E. Gibbs
                                                  --------------------
                                                  Thomas E. Gibbs,
                                                  Chief Executive Officer and
                                                   Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 27, 1998                        By: /s/  Thomas E. Gibbs
                                                 --------------------
                                                 Thomas E. Gibbs,
                                                 Chief Executive Officer and
                                                  Chairman of the Board
                                                 (Principal Executive Officer)

Date: March 27, 1998                         By: /s/  Randall L. McGee
                                                 ---------------------
                                                 Randall L. McGee,
                                                 Secretary and Treasurer
                                                 (Principal Financial &
                                                  Accounting Officer)

Date:  March 27, 1998                        By:  /s/  David Sengpiel
                                                  -------------------
                                                  David Sengpiel, Director


Date:  March 27, 1998                        By:  /s/  Scott Burri
                                                  ----------------
                                                  Scott Burri, Director


Date:  March 27, 1998                        By:  /s/  Jordan Issackedes
                                                  ----------------------
                                                  Jordan Issackedes, Director


Date:  March 27, 1998                        By:  /s/  Earl Cohen
                                                  ---------------
                                                  Earl Cohen, Director