Form 10QSB
period 1998-03-31
UNITED SYSTEMS TECHNOLOGY INC
filed 1998-05-15
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           --------------------------

For the Quarter Ended:                          Commission File Number
   March 31, 1998                                     0 - 9574

                           --------------------------

                         UNITED SYSTEMS TECHNOLOGY, INC.

       Iowa                                          42-1102759
(State of Incorporation)                         (I.R.S. Employer
                                               Identification Number)

                           1850 Crown Road, Suite 1109
                               Dallas, Texas 75234
                                 (972) 402-8600

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

                               Yes __X__ No ______



     As of March 31, 1998 there were 43,178,043 shares of the registrant's Common Stock, par value $0.10 per share, outstanding.

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
---------------------------


            ---------------------------------------------------------



     The consolidated financial information reflects all adjustments, which are, in the opinion of management, necessary to a fair presentation of financial position and of the statements of operations and cash flows for the periods presented.


     These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements which are included in the annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

                 United Systems Technology, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                 March 31,
                                                   1998           December 31,
                                               (Unaudited)           1997
                                               -----------        -----------
    Current Assets
 Cash and cash equivalents                     $  237,748        $  204,807
 Trade accounts receivable,
  less allowance for doubtful accounts of
  $30,000 at March 31, 1997 and $40,000 at
  December 31, 1997                               113,774           216,693
 Prepaid expenses and other                         9,634             6,165
                                               ----------        ----------
     Total current assets                         361,156           427,665
                                               ----------        ----------

Property and equipment, net                        76,754            85,940
Goodwill, net                                     464,607           481,605
Purchased software, net                            48,596            53,056
Deposits and other                                  5,293             4,999
                                               ----------        ----------
                                                  595,250           625,600
                                               ----------        ----------
       Total assets                            $  956,406        $1,053,265
                                               ==========        ==========


    Liabilities and Stockholders' Equity
Current Liabilities
 Notes payable - related party                 $   50,000        $   50,000
 Current portion of capital lease obligations       2,854             4,484
 Trade accounts payable                           185,457           177,316
 Accrued payroll                                   16,935            24,485
 Accrued interest - related party                  77,116            76,111
 Other accrued expenses                            84,762            98,868
 Deferred revenue                                 711,044           779,485
                                               ----------        ----------
     Total current liabilities                  1,128,168         1,210,749

Capital lease obligations,
 net of current portion                             1,652             2,247
                                               ----------        ----------
       Total liabilities                        1,129,820         1,212,996
                                               ----------        ----------

Commitments and contingencies                        -                 -

    Stockholders' Equity
Preferred stock, convertible, cumulative,
 par value $.10 per share; authorized
 5,000,000 shares; issued and outstanding,
 500,000 shares of Series B, 500,000 shares
 of Series D,and 300,000 shares of Series E,
 aggregate liquidating preference of
 $1,300,000 ($1.00 per share)                     130,000           130,000
Common stock, par value $.10 per share;
 authorized 100,000,000 shares; issued
 and outstanding 43,278,043 at March 31,
 1998 and  December 31, 1997.                   4,317,803         4,317,803
Additional paid-in capital                      3,768,562         3,768,562
Accumulated deficit                            (8,389,779)       (8,376,096)
                                               ----------        ----------
       Total stockholders' equity                (173,414)         (159,731)
                                               ----------        ----------
 Total liabilities and stockholders' equity    $  956,406        $1,053,265
                                               ==========        ==========

    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                    1998              1997
                                                    ----              ----
Revenue
 Software packages                             $   47,584        $   78,503
 Installation, training and customer support       19,342            35,031
 Maintenance                                      256,235           279,519
 Equipment and supplies sales                      42,575            64,122
 Other                                              1,843             1,304
                                               ----------        ----------
                                                  367,579           458,479
                                               ----------        ----------
Costs and expenses
 Salaries                                         207,597           253,180
 Other general, administrative and
  selling expense                                 115,355           128,854
 Depreciation and amortization                     36,771            39,782
 Commissions                                        4,001             9,109
 Cost of equipment and supplies sold               18,810            33,072
                                               ----------        ----------
                                                  382,534           463,997
                                               ----------        ----------
Loss from operations                              (14,955)           (5,518)
                                               ----------        ----------
Nonoperating income (expense)
 Interest expense                                  (1,170)           (1,393)
 Interest income                                    1,778               493
                                               ----------        ----------
                                                      608              (900)
                                               ----------        ----------

    Net loss                                   $  (14,347)       $   (6,418)
                                               ----------        ----------
Preferred stock dividend requirements             (22,440)          (22,440)
                                               ----------        ----------
Loss available for common stockholders         $  (36,787)       $  (28,858)
                                               ----------        ----------

Earning (loss) per common share                $    NIL          $    NIL
                                               ----------        ----------
Weighted average number of common
 shares outstanding                            43,178,043        43,178,043
                                               ----------        ----------

    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
            For the Three Month Period Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                    1998              1997
                                                    ----              ----
Cash flows in operating activities:
  Net Loss                                     $  (14,347)       $   (6,418)

Adjustments to reconcile net loss
 to net cash provided by operating activities:
  Depreciation and amortization                    36,771            39,782
 Change in operating assets and liabilities:
  Accounts receivable                             102,919           (12,991)
  Prepaid expenses                                 (3,469)             (295)
  Deposits and other                                 (294)            7,073
  Accounts payable                                  8,141           (22,721)
  Accrued expenses                                (20,651)           18,780
  Deferred revenue                                (68,441)           17,112
                                               ----------        ----------
                                                   54,976            46,740
                                               ----------        ----------
Net cash provided (used) in
 operating activities                          $   40,629        $   40,322
                                               ----------        ----------
Cash flows from investing activities:
 Property and equipment additions              $   (5,437)       $   (4,186)
 Additions to purchased software                     (690)           (1,086)
                                               ----------        ----------
Net cash used in investing activities          $   (6,127)       $   (5,272)
                                               ----------        ----------

Cash flows from financing activities:
 Payments on capital lease obligations         $   (1,561)       $   (1,979)
                                               ----------        ----------

Increase in cash and cash equivalents          $   32,941        $   33,071
Cash and cash equivalents, beginning of year      204,807            67,252
                                               ----------        ----------
Cash and cash equivalents, end of period       $  237,748        $  100,323
                                               ==========        ==========

Supplemental disclosures of cash flow
 information:

Cash paid during the period for:
 Interest                                      $      115        $      580
                                               ==========        ==========

    The accompanying notes are an integral part of the financial statements.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation:

     In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. ("USTI") as of March 31, 1998 and December 31, 1997 and the results of operations and cash flows of USTI for the three months ended March 31, 1998 and 1997. The consolidated results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Property and Equipment:

     Property and equipment at March 31, 1998 and December 31, 1997 consisted of the following:

                                            March 31,        December 31,
                                              1998               1997
                                              ----               ----

Leasehold improvements                   $   64,772        $   63,772
Furniture and fixtures                       39,248            39,248
Equipment                                   908,760           904,323
                                         ----------        ----------
                                          1,011,780         1,007,343
Less Accumulated depreciation
  and amortization                         (936,026)         (921,403)
                                         ----------        ----------
                                         $   76,754        $   85,940
                                         ----------        ----------

Note 3.  Other Assets:

     Other assets at March 31, 1997 and December 31, 1996 consisted of the following:

                                                Accumulated
March 31, 1998                    Cost          Amortization        Net
--------------                    ----          ------------        ---

Goodwill                      $ 1,692,128       $(1,227,521)   $  464,607
Purchased Software                593,390          (544,794)       48,596

December 31, 1997
-----------------
Goodwill                      $ 1,692,128       $(1,210,523)   $  481,605
Purchased Software                592,700          (539,644)       53,056

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 4.  Preferred Stock:

     The company is in arrears in the payment of dividends to holders of its Series B, D and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 1998, are entitled to the payment of approximately $332,430 in dividends which are currently in arrears. Holders of Series D Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 1998, are entitled to the payment of approximately $284,315 in dividends which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 1998, are entitled to the payment of approximately $142,915 in dividends which are currently in arrears.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Results of Operations

     The Company derives its revenue from the licensing of its software packages, installation, training and customer modifications, maintenance agreements and equipment sales and commissions. Results of operations for the period ended March 31, 1998 include revenues of $367,579 and a net loss of $14,347 as compared to revenues of $458,479 and a net loss of $6,418 for the same period in 1997.

     The Company's expenses continued to be adjusted downward during the first quarter of 1998. The Company is continuing its development of its asystTM product line, a Windows product line that operates in a single user or network environment and is seamlessly interfaced with the other Microsoft Office products. The asystTM product line has been installed at over 150 locations and includes General Ledger, Accounts Payable, Accounts Receivable, Cash Receipts, Purchase Orders, Budgeting, Reporting, and Utility Billing modules. The Company is currently developing its asystTM Public Safety products and anticipates that the initial modules will be released later this year. The Company believes that its asystTM product line will continue to offer its current and prospective customers with an attractive software solution, both from a financial and functionality standpoint and follows the trend of clients moving to PC networks. This trend resulted in a continued decrease in the licensing of the Company's DOS (QuestTM ) and mid-range (LegacyTM ) products in the first quarter of 1998. The Company is offering a Year 2000 version of certain QuestTM and LegacyTM modules and expects to begin shipping these products in the 4th quarter of 1998.

Three Month Period Ended March 31, 1998 and 1997

     The Company's total revenue decreased 20% from $458,479 during the first quarter in 1997 to $367,579 in 1998. Software license fees decreased 39% in 1998 due, in part, to a decrease in the licensing of the Company's QuestTM and LegacyTM product lines, while the volume of the licensing of the Company's newer asystTM products did not increase to a level sufficient to offset the decrease. The Company continues to market its products to prospective customers, which it believes are best suited for its products. Installation and training decreased 45% in 1998 due to the decrease in licensing of the Company's minicomputer products, which require a higher amount of these type of services. Maintenance revenue decreased 8% during 1998 , due in part, to a decrease in the number of the Company's QuestTM and LegacyTM customers that elected to select maintenance coverage. Equipment and supplies sales decreased 34% in the first quarter of 1998 due, in part, to a decrease in the volume of computer equipment sold in conjunction with its products.

     Total costs and expenses decreased 18% from $463,997 in 1997 to $382,534 in 1998. Salary expense decreased 18% in 1998 as a result of the Company's continued adjustments in staffing to align with its anticipated levels of revenue. Other general, administrative and selling expense costs decreased 10% in 1998 as a result of continued efforts to control or reduce expenses. Depreciation and amortization expense decreased 8% in 1998. Commission expense decreased 56% in 1998 due, in part, to a decrease in the volume of licensing Company's software by agents in 1998. Cost of equipment sold decreased 43% as a result of decreased sales of computer equipment during the period.

Liquidity and Capital Resources

     The Company had net cash provided from operating activities of $40,629 during the three months ended March 31, 1998, as compared to net cash provided by operations of $40,740 for the same period in 1997. Net cash of $6,127 was utilized during 1998 for investing in capital expenditures as compared to $5,272 in 1997.

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

     The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of March 31, 1998, dividends were in arrears on Series B preferred stock in the amount of $332,430, on Series D preferred stock in the amount of $284,315 and on Series E preferred stock in the amount of $142,915.

Year 2000

     Until just a few years ago, most computer programs were written to define an applicable year by using two digits for the year instead of four. The effect on a computer program that was written in such a way is to define a year that is entered with the two digits "00" as 1900 rather than 2000. When the Year 2000 arrives, any computer programs that are written in this manner will either have to be modified to accept a date in the 21st century or the programs will have to be replaced. This issue not only effects the Company's internal automated information systems but also has an effect on the software products the Company develops, supports and markets to its customers. The Company has evaluated the computer programs that is utilizes internally for its information systems and has determined that substantially all of its systems are currently Year 2000 compliant. The Company's asystTM product line is Year 2000 compliant. The Company's customers that are utilizing its LegacyTM, and QuestTM product lines are being offered a Year 2000 compliant version of certain packages within these product lines or are being encouraged to migrate to the Company's products that are Year 2000 compliant. Based on currently available information, the Company does not anticipate that the costs to address the issues related to the Year 2000 will have a material adverse impact on the Company's financial condition, results of operations or liquidity.

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

     The Company is also a defendant in various legal actions, which arose out of the normal course of business, In the opinion of management, none of these actions are extexted to have a material effect on the consolidated results of operations or financial position of the Company.

Item 2.  Change In Securities

         Not Applicable


Item 3.  Defaults Upon Senior Securities

     The company is in arrears in the payment of dividends to holders of its Series B, D and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 1998, are entitled to the payment of approximately $332,430 in dividends which are currently in arrears. Holders of Series D Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 1998, are entitled to the payment of approximately $284,315 in dividends which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 1998, are entitled to the payment of approximately $142,915 in dividends which are currently in arrears.

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


                                            United Systems Technology, Inc.


Date:  May 14, 1998                         By: /s/  Thomas E. Gibbs
                                                --------------------
                                                Thomas E. Gibbs, President
                                                and Chairman of the Board
                                               (Principal Executive Officer)


Date:  May 14, 1998                         By: /s/  Randall L. McGee
                                                ----------------------
                                                Randall L. McGee, Secretary
                                                 and Treasurer
                                                (Principal Financial and
                                                 Accounting Officer)