Form 10QSB
period 1998-06-30
UNITED SYSTEMS TECHNOLOGY INC
filed 1998-08-14
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           --------------------------

For the Quarter Ended:                            Commission File Number
    June 30, 1998                                        0 - 9574

                           --------------------------


                         UNITED SYSTEMS TECHNOLOGY, INC.

        Iowa                                           42-1102759
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

                               Yes __X__ No ______



     As of June 30, 1998 there were 43,178,043 shares of the registrant's Common Stock, par value $0.10 per share, outstanding.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB



PART I - FINANCIAL INFORMATION (UNAUDITED)                           PAGE
------------------------------------------                           ----

Item 1.           Consolidated Financial Statements

                  Balance Sheets                                       3

                  Statements of Operations                             4

                  Statements of Cash Flows                             5

                  Notes to Consolidated Financial Statements           6


Item 2.           Management's Discussion and Analysis or
                  Plan of Operation                                    8



PART II - OTHER INFORMATION                                           11
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

                 United Systems Technology, Inc. and Subsidiary
                           Consolidated Balance Sheets


                                                   June 30,
                                                     1998           December 31,
                                                 (Unaudited)            1997
                                                 ===========        ===========
Current Assets
 Cash and cash equivalents                       $  228,992         $   204,807
 Trade accounts receivable, less allowance
  for doubtful accounts of $30,000 at June 30,
  1998 and $40,000 at December 31, 1997             159,025             216,693
 Prepaid expenses and other                          19,543               6,165
                                                 -----------        -----------
   Total current assets                             407,560             427,665
                                                 -----------        -----------

 Property and equipment, net                         74,944              85,940
 Goodwill, net                                      447,623             481,605
 Purchased software, net                             43,542              53,056
 Deposits and other                                   5,149               4,999
                                                 -----------        -----------
                                                    571,258             625,600
                                                 -----------        -----------
   Total assets                                  $  978,818         $ 1,053,265
                                                 ===========        ===========

Liabilities and Stockholders' Equity
Current Liabilities
 Notes payable - related party                   $   50,000         $    50,000
 Current portion of capital lease obligations         2,340               4,484
 Trade accounts payable                             186,203             177,316
 Accrued payroll                                     21,122              24,485
 Accrued interest - related party                    78,156              76,111
 Other accrued expenses                             109,962              98,868
 Deferred revenue                                   686,855             779,485
                                                 -----------        -----------
    Total current liabilities                     1,134,638           1,210,749
                                                 -----------        -----------

Capital lease obligations, net of current portion     1,247               2,247
                                                 -----------        -----------
    Total liabilities                             1,135,885           1,212,996
                                                 -----------        -----------

Commitments and contingencies                          -                   -

Stockholders' Equity
Preferred stock, convertible, cumulative,
 par value $.10 per share; authorized 5,000,000
 shares; issued and outstanding,500,000 shares
 of Series B, 500,000 shares of Series D,and
 300,000 shares of Series E, aggregating
 liquidating preference of $1,300,000
 ($1.00 per share)                                  130,000             130,000
Common stock, par value $.10 per share;
 authorized 100,000,000 shares; issued and
 outstanding 43,278,043 at June 30, 1997
 and December 31, 1997                            4,317,803           4,317,803
Additional paid-in capital                        3,768,562           3,768,562
Accumulated deficit                              (8,373,432)         (8,376,096)
                                                 -----------        -----------
    Total stockholders' equity                     (157,067)           (159,731)
                                                 -----------        -----------
    Total liabilities and stockholders' equity   $  978,818         $ 1,053,265
                                                 ===========        ===========


    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)

                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                          1998     1997        1998       1997
                                       ========  ========    ========   ========
Revenue
 Software packages                    $  76,983 $  44,551   $ 124,567 $ 123,054
 Installation, training and
  customer support                       25,693    19,446      45,035    54,477
 Maintenance                            249,603   257,948     505,838   537,467
 Equipment and supplies sales            64,141    39,506     106,716   103,628
 Other                                    1,832     1,709       3,675     3,013
                                       --------  --------    --------   -------
                                        418,252   363,160     785,831   821,639
                                       --------  --------    --------   -------
Costs and expenses
 Salaries                               192,324   242,082     399,921   495,262
 Other general, administrative and
  selling expense                       133,229   136,845     248,584   265,699
 Depreciation and amortization           31,565    40,469      68,336    80,251
 Commissions                              6,010     5,618      10,011    14,727
 Cost of equipment and supplies sold     39,127    17,434      57,937    50,506
                                       --------  --------    --------   -------
                                        402,255   442,448     784,789   906,445
                                       --------  --------    --------   -------
Income (loss) from operations            15,997   (79,288)      1,042   (84,806)
                                       --------  --------    --------   -------
Nonoperating income (expense)
 Interest expense                        (1,133)   (1,529)     (2,303)   (2,922)
 Interest income                          2,148       532       3,926     1,025
                                       --------  --------    --------   -------
                                          1,015      (997)      1,623    (1,897)
                                       --------  --------    --------   -------

Net income (loss)                     $  17,012 $ (80,285)  $   2,665 $ (86,703)
                                       ========  ========    ========   =======

Preferred stock dividend requirements   (22,690)  (22,690)    (45,130)  (45,130)
                                       --------  --------    --------   -------
Loss available for common stockholders$  (5,678)$(102,975)  $ (42,465)$(131,833)
                                       ========  ========    ========   =======

Income (loss) per common share        $    NIL  $    NIL    $    NIL  $    NIL
                                       ========  ========    ========   =======

Weighted average number of common
 shares outstanding                  43,178,043 43,278,045 43,178,043 43,278,045
                                     ========== ========== ========== ==========


    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
              For the Six Month Period Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                     1998              1997
                                                 ===========        ===========
Cash flows in operating activities:
  Net income (loss)                              $     2,665        $  (86,703)
                                                  -----------       -----------
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                      68,336            80,251
  Change in operating assets and liabilities:
    Accounts receivable                               57,668            42,707
    Prepaid expenses                                 (13,378)             (942)
    Deposits and other                                  (150)             (475)
    Accounts payable                                   8,887             9,955
    Accrued expenses                                   9,776           (20,587)
    Deferred revenue                                 (92,630)          (52,819)
                                                  -----------       -----------
                                                      38,509            58,090
                                                  -----------       -----------
Net cash provided (used) in operating activities $    41,174        $  (28,613)
                                                  -----------       -----------

Cash flows from investing activities:
 Property and equipment additions                    (13,154)          (14,897)
 Additions to purchased software                        (690)           (1,086)
                                                  -----------       -----------
Net cash used in investing activities            $   (13,844)       $  (15,983)
                                                 -----------        -----------

Cash flows from financing activities:
 Payments on capital lease obligations                (3,145)           (4,074)
                                                 -----------        -----------
Net cash used in financing activities            $    (3,145)       $   (4,074)
                                                 -----------        -----------

Increase (decrease) in cash and cash equivalents $    24,185        $  (48,670)
Cash and cash equivalents, beginning of period       204,807            67,252
                                                 -----------        -----------
Cash and cash equivalents, end of period         $   228,992        $   18,582
                                                 ===========        ===========

Supplemental disclosures of cash flow information:

 Cash paid during the period for:
  Interest                                       $       235        $      916
                                                 ===========        ===========

    The accompanying notes are an integral part of the financial statements.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation:

     In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. ("USTI") as of June 30, 1998 and December 31, 1997 and the results of operations and cash flows of USTI for the three and six months ended June 30, 1998 and 1997. The consolidated results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


Note 2.  Property and Equipment:

     Property and equipment at June 30, 1998 and December 31, 1997 consisted of the following:

                                                June 30,          December 31,
                                                  1998                1997
                                                  ----                ----

Leasehold improvements                        $  64,772           $  63,772
Furniture and fixtures                           39,248              39,248
Equipment                                       916,476             904,323
                                              ---------           ---------
                                              1,020,496           1,007,343
Less Accumulated depreciation
  and amortization                             (945,552)           (921,403)
                                              ---------           ---------

                                              $  74,944           $  85,940
                                              ---------           ---------

Note 3.  Other Assets:

     Other assets at June 30, 1998 and December 31, 1997 consisted of the following:

                                                   Accumulated
June 30, 1998                            Cost      Amortization       Net
-------------                            ----      ------------       ---

Goodwill                            $ 1,692,128    $(1,244,505)   $ 447,623
Purchased Software                      593,390       (549,848)      43,542

December 31, 1997
-----------------
Goodwill                            $ 1,692,128     (1,210,523)   $ 481,605
Purchased Software                      592,700       (539,644)      53,056


                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 4.  Preferred Stock:

     The company is in arrears in the payment of dividends to holders of its Series B, D and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 1998, are entitled to the payment of approximately $341,155 in dividends which are currently in arrears. Holders of Series D Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 1998, are entitled to the payment of approximately $293,045 in dividends which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 1998, are entitled to the payment of approximately $148,150 in dividends which are currently in arrears.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Results of Operations
---------------------
     The Company derives its revenue from the licensing of its software packages, installation, training and customer modifications, maintenance agreements and equipment sales and commissions. Results of operations for the three month period ended June 30, 1998 include revenues of $418,252 and net income of $17,012 as compared to revenues of $363,160 and a net loss of $80,285 for the same period in 1997. Results for the six month period ended June 30, 1998 include revenues of $785,831 and net income of $2,665 as compared to revenues of $821,639 and a net loss of $86,703 in 1997.

     The Company's expenses continued to be adjusted downward during 1998. The Company is continuing its development of its asystTM product line, a Windows product line that operates in a single user or network environment and is seamlessly interfaced with the other Microsoft Office products. The asystTM product line has been installed at over 170 locations and includes General Ledger, Accounts Payable, Accounts Receivable, Cash Receipts, Purchase Orders, Budgeting, Reporting, and Utility Billing modules. The Company believes that its asystTM product line will continue to offer its current and prospective customers with an attractive software solution, both from a financial and functionality standpoint and follows the trend of clients moving to PC networks. This trend resulted in a continued decrease in the licensing of the Company's DOS (QuestTM ) and mid-range (LegacyTM ) products in 1998. The Company is offering a Year 2000 version of certain QuestTM and LegacyTM modules and expects to begin shipping these products in the 4th quarter of 1998.

Three Month Period Ended June 30, 1998 and 1997
-----------------------------------------------
     The Company's total revenue increased 15% from $363,160 during the second quarter in 1997 to $418,252 in 1998. Software license fees increased 73% in 1998 due, in part, to an increase in the licensing of the Company's asystTM products. The Company continues to market its products to prospective customers, which it believes are best suited for its products. Installation and training increased 32% in 1998 due to an increase in amount of custom programming requested by customers. Maintenance revenue decreased 3% during 1998, due in part, to a decrease in the number of the Company's QuestTM and LegacyTM customers that elected to select maintenance coverage. Equipment and supplies sales increased 62% in the second quarter of 1998 due, in part, to an increase in the volume of computer equipment sold in conjunction with its products.

Six Month Period Ended June 30, 1998 and 1997
---------------------------------------------
     The Company's total revenue decreased 4% from $821,639 during the first six months of 1997 to $785,831 in 1998. Software license fees remained consistent with 1997 levels in 1998. Installation and training decreased 17% in 1998 due to a decrease in the licensing of the Company's minicomputer products during 1998, which require a higher amount of these types of services. Maintenance revenue decreased 6% during 1998, due in part, to a decrease in the number of the Company's QuestTM and LegacyTM customers that elected to select maintenance coverage.

     Total costs and expenses decreased 13% from $906,445 in 1997 to $784,789 in 1998. Salary expense decreased 19% in 1998 as a result of the Company's continued adjustments in staffing to align with its anticipated levels of revenue. Other general, administrative and selling expense costs decreased 6% in 1998 as a result of continued efforts to control or reduce expenses. Depreciation and amortization expense decreased 15% in 1998. Commission expense decreased 32% in 1998 due, in part, to a decrease in the volume of licensing the Company's software by agents in 1998. Cost of equipment and supplies sold increased 15% as a result of increased sales of computer equipment during the period.

Liquidity and Capital Resources
-------------------------------
     The Company had net cash provided from operating activities of $41,174 during the six months ended June 30, 1998, as compared to net cash used by operations of $28,613 for the same period in 1997. Net cash of $13,844 was utilized during 1998 for investing in capital expenditures as compared to $15,983 in 1997.

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

     The Company had a $50,000 note payable to Ventana Growth Fund ("Ventana"), a related party. Ventana distributed this note to its limited partners in its fund in 1997 and instructed the Company to reissue notes, under the same terms and conditions, to the limited partners. The maturity date of the note was extended from September 30, 1996 to September 30, 1998. The original maturity date of this note was October 17, 1987. As of June 30, 1998 there was $78,156 of interest outstanding on the note.

     The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of June 30, 1998, dividends were in arrears on Series B preferred stock in the amount of $341,155, on Series D preferred stock in the amount of $283,045 and on Series E preferred stock in the amount of $148,150.

Year 2000
---------
     Until just a few years ago, most computer programs were written to define an applicable year by using two digits for the year instead of four. The effect on a computer program that was written in such a way is to define a year that is entered with the two digits "00" as 1900 rather than 2000. When the Year 2000 arrives, any computer programs that are written in this manner will either have to be modified to accept a date in the 21st century or the programs will have to be replaced. This issue not only effects the Company's internal automated information systems but also has an effect on the software products the Company develops, supports and markets to its customers. The Company has evaluated the computer programs that it utilizes internally for its information systems and has determined that substantially all of its systems are currently Year 2000 compliant. The Company's asystTM product line is Year 2000 compliant. The Company's customers that are utilizing its LegacyTM, and QuestTM product lines are being offered a Year 2000 compliant version of certain packages within these product lines or are being encouraged to migrate to the Company's products that are Year 2000 compliant. Based on currently available information, the Company does not anticipate that the costs to address the issues related to the Year 2000 will have a material adverse impact on the Company's financial condition, results of operations or liquidity.

Forward-Looking Statements
--------------------------
     This report contains forward-looking statements, other than historical facts, which reflect the view of Company's management with respect to future events. Such forward-looking statements are based on assumptions made by and information currently available to the Company's management. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include, without limitation, the ability of the Company i) to generate levels of revenue and adequate cash flows from its operations to support and maintain its current cost structure and ii) to develop and deliver products that are competitive, accepted by its markets and are not rendered obsolete by changing technology. The forward-looking statements contained herein reflect the current views of the Company's management with respect to future events and are subject to these factors and other risks, uncertainties and assumptions relating to the operations, results of operations and financial position of the Company. The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

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

     The Company is also a defendant in various legal actions, which arose out of the normal course of business. In the opinion of management, none of these actions are expected to have a material effect on the consolidated results of operations or financial position of the Company.

Item 2.  Change In Securities

         Not Applicable


Item 3.  Defaults Upon Senior Securities

     The company is in arrears in the payment of dividends to holders of its Series B, D and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 1998, are entitled to the payment of approximately $341,155 in dividends which are currently in arrears. Holders of Series D Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 1998, are entitled to the payment of approximately $293,045 in dividends which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 1998, are entitled to the payment of approximately $148,150 in dividends which are currently in arrears.

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 24, 1998, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders of the Company voted to approve the following items:

         The following persons were elected as Directors of the Company:

                  Thomas E. Gibbs
                  Jordan Issackedes
                  Scott. A. Burri
                  Earl H. Cohen

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


                                            United Systems Technology, Inc.


Date:  August 12, 1998                      By: /s/  Thomas E. Gibbs
                                                --------------------
                                                Thomas E. Gibbs, President
                                                 and Chairman of the Board
                                               (Principal Executive Officer)


Date:  August 12, 1998                      By: /s/  Randall L. McGee
                                                ----------------------
                                                Randall L. McGee, Secretary
                                                 and Treasurer
                                               (Principal Financial and
                                                 Accounting Officer)