Form 10QSB
period 1998-09-30
UNITED SYSTEMS TECHNOLOGY INC
filed 1998-11-13
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           --------------------------

For the Quarter Ended:                                Commission File Number
  September 30, 1998                                        0 - 9574

                           --------------------------


                         UNITED SYSTEMS TECHNOLOGY, INC.

        Iowa                                                42-1102759
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

                            Yes __X__        No ______



     As of September 30, 1998 there were 48,178,043 shares of the registrant's Common Stock, par value $0.10 per share, outstanding.

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

                 United Systems Technology, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                              September 30,
                                                   1998            December 31,
                                               (Unaudited)            1997
                                              ============         ===========
    Current Assets
Cash and cash equivalents                     $   298,903          $   204,807
Trade accounts receivable, less allowance for
 doubtful accounts of $30,000 at September 30,
 1998 and $40,000 at December 31, 1997            201,253              216,693
Prepaid expenses and other                         72,052                6,165
                                               ----------           ----------
  Total current assets                            572,208              427,665
                                               ----------           ----------

Property and equipment, net                        67,179               85,940
Goodwill, net                                     430,638              481,605
Purchased software, net                            38,499               53,056
Deposits and other                                  5,149                4,999
                                               ----------           ----------
                                                  541,465              625,600
                                               ----------           ----------

  Total assets                                $ 1,113,673          $ 1,053,265
                                               ==========           ==========

    Liabilities and Stockholders' Equity
Current Liabilities
 Notes payable - related party                $    50,000          $    50,000
 Current portion of capital lease obligations       2,403                4,484
 Trade accounts payable                           171,575              177,316
 Accrued payroll                                   32,290               24,485
 Accrued interest - related party                  79,196               76,111
 Other accrued expenses                           117,554               98,868
 Deferred revenue                                 655,939              779,485
                                               ----------           ----------
    Total current liabilities                   1,108,957            1,210,749

Capital lease obligations,
 net of current portion                               622                2,247
                                               ----------           ----------
    Total liabilities                           1,109,579            1,212,996
                                               ----------           ----------
Commitments and contingencies                        -                    -

    Stockholders' Equity
Preferred stock, convertible, cumulative,
 par value $.10 per share; authorized 5,000,000
 shares; issued and outstanding, 500,000 shares
 of Series B, 500,000 shares of Series D, and
 300,000 shares of Series E, aggregating
 liquidating preference of $1,300,000
 ($1.00 per share)                                130,000              130,000
Common stock, par value $.10 per share;
 authorized 100,000,000 shares; issued and
 outstanding 48,178,043 at September 30, 1998
 and 43,178,043 at December 31, 1997            4,827,857            4,317,803
Additional paid-in capital                      3,368,508            3,768,562
Accumulated deficit                            (8,322,271)          (8,376,096)
                                               ----------           ----------
    Total stockholders' equity                      4,094             (159,731)
                                               ----------           ----------

Total liabilities and stockholders' equity    $ 1,113,673          $ 1,053,265
                                               ==========           ==========

     The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                  1998         1997         1998        1997
                                  ----         ----         ----        ----
Revenue
 Software packages             $  97,943    $  53,016     $ 222,510  $ 176,070
 Installation, training and
  customer support                16,943       23,098        61,978     77,575
 Maintenance                     246,377      264,827       752,215    802,294
 Equipment and supplies sales     62,242       52,120       168,958    155,748
 Other                             2,326          423         6,001      3,436
                               ---------    ---------     ---------  ---------
                                 425,831      393,484     1,211,662  1,215,123
                               ---------    ---------     ---------  ---------
Costs and expenses
 Salaries                        194,427      235,902       594,348    731,164
 Other general, administrative
  and selling expense            107,338       94,494       355,922    360,193
 Depreciation and amortization    31,075       40,428        99,411    120,679
 Commissions                      11,289        6,904        21,300     21,631
 Cost of equipment and supplies
  sold                            31,975       24,428        89,912     74,934
                               ---------    ---------     ---------  ---------
                                 376,104      402,156     1,160,893  1,308,601
                               ---------    ---------     ---------  ---------
Income (loss) from operations     49,727       (8,672)       50,769    (93,478)
                               ---------    ---------     ---------  ---------
Nonoperating income (expense)
 Interest expense                 (1,126)      (1,381)       (3,429)    (4,303)
 Interest income                   2,559          198         6,485      1,223
                               ---------    ---------     ---------  ---------
                                   1,433       (1,183)        3,056     (3,080)
                               ---------    ---------     ---------  ---------
Net income (loss)              $  51,160    $  (9,855)    $  53,825  $ (96,558)
                               =========    =========     =========  =========
Preferred stock dividend
requirements                     (22,930)     (22,930)      (68,060)   (68,060)
                               ---------    ---------     ---------  ---------
Income (loss) available for
 common stockholders           $  28,230    $ (32,785)    $ (14,235) $(164,618)
                               =========    =========     =========  =========

Income (loss) per common share $   NIL      $   NIL       $   NIL    $   NIL
                               =========    =========     =========  =========

Weighted average number of
 common shares outstanding    43,938,913   43,278,045    43,434,453 43,278,045
                              ==========   ==========    ========== ==========


     The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
           For the Nine Month Period Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                  1998                1997
                                              ============         ===========
Cash flows in operating activities:
  Net income (loss)                           $    53,825          $   (96,558)

Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                    99,411              120,679
  Change in operating assets and liabilities:
   Accounts receivable                             15,440               (3,147)
   Prepaid expenses                                (5,887)              (5,456)
   Deposits and other                                (150)              11,914
   Accounts payable                                (5,741)             (47,992)
   Accrued expenses                                29,576               (5,701)
   Deferred revenue                              (123,546)              33,847
                                               ----------           ----------
                                                    9,103              104,144
                                               ----------           ----------
Net cash provided from operating activities   $    62,928          $     7,586
                                               ----------           ----------

Cash flows from investing activities:
 Property and equipment additions             $   (14,436)         $   (31,914)
 Additions to purchased software                     (690)              (2,046)
                                               ----------           ----------
Net cash used in investing activities         $   (15,126)         $   (33,960)
                                               ----------           ----------

Cash flows from financing activities:
 Sale of common stock                         $    50,000          $      -
 Payments on capital lease obligations             (3,706)              (6,338)
                                               ----------           ----------
Net cash provided (used) in financing
 activities                                   $    46,294          $    (6,338)
                                               ----------           ----------

Increase (decrease) in cash and cash
 equivalents                                  $    94,096          $   (32,712)
Cash and cash equivalents, beginning of period    204,807               67,252
                                               ----------           ----------
Cash and cash equivalents, end of period      $   298,903          $    34,540
                                               ==========           ==========

Supplemental disclosures of cash flow
 information:
  Cash paid during the period for:
   Interest                                   $       320          $     1,255
                                               ==========           ==========

     The accompanying notes are an integral part of the financial statements.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation:

     In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. ("USTI") as of September 30, 1998 and December 31, 1997 and the results of operations and cash flows of USTI for the three and nine months ended September 30, 1998 and 1997. The consolidated results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


Note 2.  Property and Equipment:

     Property and equipment at September 30, 1998 and December 31, 1997 consisted of the following:

                                       September 30,           December 31,
                                           1998                    1997
                                           ----                    ----
Leasehold improvements               $    64,772              $   63,772
Furniture and fixtures                    39,248                  39,248
Equipment                                917,759                 904,323
                                      ----------               ---------
                                       1,021,779               1,007,343
Less Accumulated depreciation
  and amortization                      (954,610)               (921,403)
                                      ----------               ---------
                                     $    67,179              $   85,940
                                      ----------               ---------

Note 3.  Other Assets:

     Other assets at September 30, 1998 and December 31, 1997 consisted of the following:

                                                Accumulated
September 30, 1998                Cost          Amortization        Net
------------------                ----          ------------        ---
Goodwill                     $ 1,692,128        $(1,261,490)    $ 430,638
Purchased Software               593,390           (554,891)       38,499

December 31, 1997
-----------------
Goodwill                     $ 1,692,128         (1,210,523)    $ 481,605
Purchased Software               592,700           (539,644)       53,056


                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 4.  Preferred Stock:

     The company is in arrears in the payment of dividends to holders of its Series B, D and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1998, are entitled to the payment of approximately $349,975 in dividends which are currently in arrears. Holders of Series D Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1998, are entitled to the payment of approximately $301,860 in dividends which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1998, are entitled to the payment of approximately $153,445 in dividends which are currently in arrears.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Results of Operations

     The Company derives its revenue from the licensing of its software packages, installation, training and customer modifications, maintenance agreements and equipment sales and commissions. Results of operations for the three month period ended September 30, 1998 include revenues of $425,831 and net income of $51,160 as compared to revenues of $393,484 and a net loss of $9,855 for the same period in 1997. Results for the nine month period ended September 30, 1998 include revenues of $1,211,662 and net income of $53,825 as compared to revenues of $1,215,123 and a net loss of $96,558 in 1997.

     The Company's expenses continued to be adjusted downward during 1998. The Company is continuing its development of its asystTM product line, a Windows product line that operates in a single user or network environment and is seamlessly interfaced with the other Microsoft Office products. The asystTM product line has been installed at over 200 locations and includes General Ledger, Accounts Payable, Accounts Receivable, Cash Receipts, Purchase Orders, Budgeting, Reporting, and Utility Billing modules. The Company believes that its asystTM product line will continue to offer its current and prospective customers with an attractive software solution, both from a financial and functionality standpoint and follows the trend of clients moving to PC networks. This trend resulted in a continued decrease in the licensing of the Company's DOS (QuestTM ) and mid-range (LegacyTM ) products in 1998. The Company is offering a Year 2000 version of certain QuestTM and LegacyTM modules and expects to begin shipping these products in the 4th quarter of 1998.

Three Month Period Ended September 30, 1998 and 1997

     The Company's total revenue increased 8% from $393,484 during the third quarter in 1997 to $425,831 in 1998. Software license fees increased 85% in 1998 due, in part, to an increase in the licensing of the Company's asystTM and LegacyTM products. The Company continues to market its products to prospective customers, which it believes are best suited for its products. Installation and training decreased 27% in 1998 due to a decrease in amount of custom programming requested by customers. Maintenance revenue decreased 7% during 1998, due in part, to a decrease in the number of the Company's QuestTM and LegacyTM customers that elected to select maintenance coverage. Equipment and supplies sales increased 19% in the third quarter of 1998 due, in part, to an increase in the volume of computer equipment sold in conjunction with its products.

     Total costs and expenses decreased 6% from $402,156 in 1997 to $376,104 in 1998. Salary expense decreased 18% in 1998 as a result of the Company's continued adjustments in staffing to align with its anticipated levels of revenue. Other general, administrative and selling expense costs increased 12% in 1998 due, in part, to an increase in the level of direct mailing to prospective customers. Depreciation and amortization expense decreased 23% in 1998. Commission expense increased 64% in 1998 due, in part, to an increase in the volume of licensing Company's software in 1998. Cost of equipment and supplies sold increased 31% as a result of increased sales of computer equipment during the period.

Nine Month Period Ended September 30, 1998 and 1997

     The Company's total revenue remained constant at a contract level of $1,211,662 during the first six months of 1998 as compared to $1,215,123 in 1997. Software license fees increased 26% in 1998 due, in part, to an increase in the licensing of the Company's asystTM and LegacyTM products. Installation and training decreased 20% in due to a decrease in amount of custom programming requested by customers. Maintenance revenue decreased 8% during 1998, due in part, to a decrease in the number of the Company's QuestTM and LegacyTM customers that elected to select maintenance coverage. Equipment and supplies sales increased 8% in 1998 due, in part, to an increase in the volume of computer equipment sold in conjunction with its products

     Total costs and expenses decreased 11% from $1,308,601 in 1997 to $1,160,893 in 1998. Salary expense decreased 19% in 1998 as a result of the Company's continued adjustments in staffing to align with its anticipated levels of revenue. Other general, administrative and selling expense costs remained constant with 1997 levels in 1998. Depreciation and amortization expense decreased 18% in 1998. Cost of equipment and supplies sold increased 20% as a result of increased sales of computer equipment during the period.


Liquidity and Capital Resources

     The Company had net cash provided from operating activities of $62,928 during the nine months ended September 30, 1998, as compared to net cash provided by operations of $7,586 for the same period in 1997. Net cash of $15,126 was utilized during 1998 for investing in capital expenditures as compared to $33,960 in 1997.

     Management believes that the effect of its continued focus on adjusting the Company's expenses to the level of revenue, which management anticipates achieving, and the Company's current increased cash balance will be adequate to meet its working capital requirements in the near future. However, if the Company is not able to continue to generate positive cash flows in the future by achieving a level of sales adequate to support the Company's cost structure, additional financing may be required, of which there can be no assurance.

     The Company had a $50,000 note payable to Ventana Growth Fund ("Ventana"), a related party. Ventana distributed this note to its limited partners in its fund in 1997 and instructed the Company to reissue notes, under the same terms and conditions, to the limited partners. The maturity date of the note was extended from September 30, 1996 to September 30, 1998. The original maturity date of this note was October 17, 1987. As of June 30, 1998 there was $79,195 of interest outstanding on the note. The Company is currently negotiating an extension to these notes with the limited partners.

     The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of September 30, 1998, dividends were in arrears on Series B preferred stock in the amount of $349,975, on Series D preferred stock in the amount of $301,860 and on Series E preferred stock in the amount of $153,445.

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

Item 2.  Change In Securities

         Not Applicable


Item 3.  Defaults Upon Senior Securities

     The company is in arrears in the payment of dividends to holders of its Series B, D and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1998, are entitled to the payment of approximately $349,975 in dividends which are currently in arrears. Holders of Series D Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1998, are entitled to the payment of approximately $301,860 in dividends which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1998, are entitled to the payment of approximately $153,445 in dividends which are currently in arrears.

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


                                            United Systems Technology, Inc.


Date:  November 12, 1998                    By: /s/  Thomas E. Gibbs
                                                --------------------
                                                Thomas E. Gibbs, President
                                                 and Chairman of the Board
                                                (Principal Executive Officer)



Date:  November 12, 1998                    By: /s/  Randall L. McGee
                                                ----------------------
                                                Randall L. McGee, Secretary
                                                 and Treasurer
                                                (Principal Financial and
                                                 Accounting Officer)