Form 10KSB
period 1998-12-31
UNITED SYSTEMS TECHNOLOGY INC
filed 1999-03-30
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                              --------------------

                           For the Fiscal Year Ended:
                                December 31, 1998
                             Commission File Number
                                     0-9574


                              --------------------

                         UNITED SYSTEMS TECHNOLOGY, INC.

        Iowa                                      42-1102759
State of Incorporation)            (I.R.S. Employer Identification Number)

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

     As of March 22, 1999 the aggregate market value of voting stock held by non-affiliates of the Registrant was $2,201,350.

     As of March 22, 1999, there were 48,178,043 shares of the Registrant's Common Stock outstanding.

     DOCUMENTS   INCORPORATED  BY  REFERENCE:   Portions  of  the   Registrant's
definitive proxy statement relating to its 1999 annual meeting of shareholders is incorporated by reference into Part III of this Form 10-KSB.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the proxy statement incorporated by reference into Part III of the Form 10-KSB or any amendment hereto. X

                                     PART I

ITEM 1.           BUSINESS

General Development of Business

     United Systems Technology, Inc. ("USTI"), was incorporated under the laws of the State of Iowa on June 5, 1978, and its wholly-owned subsidiary, United Systems Technology East, Inc. ("USTEI"), was incorporated under the laws of the State of Delaware on June 10, 1991 (USTI and USTEI, collectively, are referred to herein as the "Company"). The Company is engaged in the business of developing, supporting and marketing computer software products to county and local governments. The software applications of the Company operate on IBM mid-range computers, and on various network computer systems both in DOS and Windows environments. The products are offered to customers in five product application groups. These product application groups, consisting of over 30 separate software titles, are Financial, Public Works, General Administration and Public Safety.

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

         The Company markets its software packages in the following four product application groups.

    Financial Systems

     This group includes software modules in the areas of general ledger and budgetary accounting, budget preparation, accounts payable, payroll, accounts receivable, centralized cash receipts, purchase orders and comprehensive financial report writer.

    Public Works

     This group includes software modules in the areas of utility billing and collections, hand held meter reading and bank drafting.

    General Administration

     This group includes software modules in the areas of building licenses, animal licenses, business licenses and code enforcement.

    Public Safety

     This group includes software modules in the areas of computer aided dispatch, law enforcement records management, jail management, emergency medical services billing, court administration and alarm billing.

     The Company has completed the development of several new software products which significantly enhance the competitiveness of its comprehensive software offering. These products are marketed under the asystTM brand name, were developed as Windows applications to "look and work like Microsoft Office", and include a Fund Accounting system, a Utility Billing system and a Public Safety system. The Fund accounting system includes General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts and Payroll module. The Utility Billing system includes Utility
Billing, Meter Reader Interface, Bank Drafts and Budget Billing modules. The initial Public Safety system modules, released during 1998, includes Mater Name index, Calls for Service, Offense Reports and UCR Reports modules. The Company is currently developing additional modules for the asystTM General Government product line, including Business and Animal Licenses, Code Enforcement and Building Permits modules, to add to its existing Fund Accounting, Utility Billing and Public Safety offerings in the Windows environment. The Company anticipates that the initial packages will be released in the 2nd quarter of 1999. The Company derives its revenue principally from (i) licensing of its software packages, (ii) installation, training and customer support, (iii) maintenance agreements, and (iv) equipment and supplies sales.

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

     For the year ended December 31, 1998, the Company generated approximately 26% of its revenue from the sale of software, 6% from installation, training and customer support, 53% from software maintenance, and 15% from equipment and supplies sales.

Marketing

     The Company markets its products on a nationwide basis. Marketing is conducted through its full-time sales staff in Dallas, Texas as well as the Company's full-time sales representative located in Minneapolis, Minnesota.

     The Company's customers are primarily municipal governments with populations between 1,000 and 100,000, county governments, police departments, emergency medical services providers and municipal court systems. The Company currently has approximately 1,600 customer installations nationwide. USTI proposes to sell computer equipment when selling its software, but the customer may obtain their computer equipment from a hardware manufacturer or dealer and then purchase one or more software modules from the Company.

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

Employees

     The Company presently has 16 full-time employees, including its executive officers. In addition, from time to time, the Company engages the services of consultants and part-time employees.

Research and Development

     During 1998, the Company incurred approximately $100,000 in research and development costs related to the development of its asystTM product line.

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

ITEM 2.           PROPERTIES

     The Company leases its 5,033 square foot facility at 1850 Crown Road, Suite 1109, Dallas, Texas, 75234. The lease for this facility was entered into on September 30, 1997 for a sixty-two month lease term commencing on November 1, 1997 and expiring on December 31, 2002.

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

     Occasionally the Company is also a defendant in various legal actions which arise out of the normal course of its business. In the opinion of management, none of these actions are expected to have a material effect on the consolidated results of operations or financial position of the Company.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.

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

                                           High                Low
                  Quarter Ended          Bid Price          Bid Price

                  March 31, 1997           $0.03              $0.03
                  June 30, 1997            $0.03              $0.03
                  September 30, 1997       $0.03              $0.02
                  December 31, 1997        $0.02              $0.01
                  March 31, 1998           $0.01              $0.01
                  June 30, 1998            $0.11              $0.01
                  September 30, 1998       $0.06              $0.02
                  December 31, 1998        $0.03              $0.02


     As of March 22, 1999, the Company had 487 shareholders of record and its common stock had a closing bid price of $0.075 per share and a closing asked price of $0.10 per share


     Holders of the Company's common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. However, no dividends on common stock have ever been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future. In addition, payment of dividends to holders of the Company's common stock are restricted pursuant to the terms of outstanding shares of preferred stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company derives its revenue from the licensing of its software packages, installation, training and customer modifications, maintenance agreements and sale of equipment and supplies. Results of operations for 1998 include revenues of $1,856,973 resulting in net income of $309,288 as compared to revenues of $1,641,370 and a net loss of $270,554 in 1997.

     During 1998, the Company continued to adjust its expenses based on anticipated levels of revenue resulting in decreased expenses and improved results of operations as compared to 1997. The Company is continuing the development of additional modules for its asystTM product line. The asyst TM product line currently includes a Fund Accounting system, a Utility Billing system and a Public Safety system. The Fund Accounting system includes General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts and Payroll modules. The Utility Billing system includes Utility Billing, Meter Reader Interface, Bank Drafts and Budget Billing modules. The initial Public Safety system modules, released during 1998, includes Mater Name Index, Calls for Service, Offense Reports and UCR Reports modules. The Company is currently developing additional modules for the asystTM General Government product line, including Business and Animal Licenses, Code Enforcement and Building Permits modules, to add to its existing Fund Accounting, Utility Billing and Public Safety offerings in the Windows environment.

     The Company anticipates that the initial packages will be released in the 2nd quarter of 1999. The Company believes that its asystTM product line offers its current and prospective customers an attractive software solution, both from a financial and functionality standpoint and follows the trend of clients moving to Windows based PC networks. This trend resulted in a decrease in the volume of licensing activity of the Company's DOS (QuestTM) products during 1998. The Company is offering a Year 2000 compliant version of certain modules and has obtained commitments for this version of the system. The Company shipped certain modules of the Year 2000 version of the LegacyTM products in the 4th quarter of 1998 and will ship the balance of the Year 2000 version of the LegacyTM products in the first half of 1999.

     The following table sets forth, for the period indicated, the relative percentage which certain items in the Consolidated Statements of Operations of the Company bear as a percent of total revenues and the percentage change in those items from period to period.


                                        Percentage of Revenues
                                        Year Ended December 31,
                                          1998        1997
                                          ----        ----

Revenue
Software Packages                          26%         15%
Installation, training and
  customer support                          6%          6%
Maintenance                                53%         66%
Equipment and other                        15%         13%
                                          ----        ----
                                          100%        100%
Costs and expenses
Salaries                                   47%         58%
Other general administrative
  and selling expense                      23%         29%
Depreciation and amortization               7%         21%
Commissions                                 3%          2%
Cost of equipment sold                      8%          6%
                                          ----        ----
Total costs and expenses                   87%        116%

Operating income (loss)                    13%        (16%)

Non-operating income (expense)              1%          -

Income(loss) before
  extraordinary items                      14%        (16%)

Extraordinary item                          3%          -

Net income (loss)                          17%        (16%)


1998 vs 1997

     The Company's total revenue increased 13% for the year ended December 31, 1998 from $1,641,370 in 1997 to $1,856,973 in 1998. Software license fees increased 93% in 1998 due, in part, to an increase in the licensing of the Company's asystTM products and the Year 2000 compliant version of its LegacyTM products. The Company continues to market its products toward prospective customers which it believes are best suited for its products. Installation, training and customer support revenue increased 12% in 1998 due to an increased demand from customers for these types of services. Maintenance revenue decreased 8% in 1998, due, in part, to a decrease in the number of the Company's QuestTM and LegacyTM customers that elected to select maintenance coverage. Equipment sales and supplies increased 25% as a result of an increase in the volume of computer equipment sold in conjunction with its software products.

     Total costs and expenses decreased 16% for the year ended December 31, 1998 from $1,908,681 in 1997 to $1,608,003 in 1998. Salary expense decreased 9% in 1998 as a result of continued efforts to align staffing with anticipated levels of revenue. Other general, administrative and selling expense decreased 12% in 1998 as a result of continued efforts to control and reduce expenses. Depreciation and amortization expense decreased 18% in 1998 from 1997 as a result of many previously purchased assets becoming fully depreciated. Commission expenses increased 61% in 1998 as a result of the increased licensing of the Company's software products in 1998. Cost of equipment sold increased 43% in 1998 as a result of increased sales of computer equipment in 1998


Liquidity and Capital Resources

     The Company had net cash provided by operating activities of $ 294,909 during 1998 as compared to $188,890 provided in 1997. This increase in cash provided was primarily the result of the improvement in the results of operations in 1998 as compared to 1997. Net cash of $21, 925 was utilized in 1998 for the purchase of equipment necessary for the sales, development and support of the new asystTM product line

     Management believes that the effect of its continued focus on adjusting the Company's expenses to the level of revenue, has resulted in a significant increase in the Company's current cash balances and these cash balances will be adequate to meet its working capital requirements in the near future. However, if the Company is not able to continue to generate positive cash flows in the future by achieving a level of sales adequate to support the Company's cost structure, additional financing may be required, of which there can be no assurance.

     The Company had a $50,000 note payable to Ventana Growth Fund ("Ventana"), a related party. The maturity date of the note was extended from September 30, 1996 to September 30, 1998. When these notes became due in 1998, the Company offered the note holders the option of extending each note for an additional two year period or receiving a partial payment of the balance due in full and final settlement of the principal and interest due to each note holder. Certain note holders opted to receive a partial payment totaling $5,500 in lieu of the balance due of $22,917 on the note and $36,296 of accrued interest resulting in a gain on debt forgiveness of $53,713 in 1998. As of December 31, 1998, there was $27,083 due to the remaining note holders and $43,457 of interest outstanding on these notes.

     The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of December 31, 1998, dividends were in arrears on the Series B preferred stock in the amount of $358,800, on the Series D preferred stock in the amount of $310,685 and on Series E preferred stock in the amount of $158,735.

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

ITEM 7.           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 United Systems Technology, Inc. and Subsidiary
                   Index to Consolidated Financial Statements
                           And Supplementary Schedules

                                                                Pages

Report of Independent Certified Public Accountants              F-1

Consolidated Financial Statements

  Balance sheets as of December 31, 1998 and 1997               F-2
  Statements of operations for the years
   ended December 31, 1998 and 1997                             F-3
  Statements of stockholders' equity for the years
   ended December 31, 1998 and 1997                             F-4
  Statements of cash flows for the years
   ended December 31, 1998 and 1997                             F-5
  Notes to Consolidated Financial Statements                    F-6 to F-17

               Report of Independent Certified Public Accountants



Board of  Directors and Stockholders
United Systems Technology, Inc.


     We have audited the accompanying consolidated balance sheets of United Systems Technology, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Systems Technology, Inc. and subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ GRANT THORNTON LLP

Dallas, Texas
March 16, 1999

                 United Systems Technology, Inc. and Subsidiary
                           Consolidated Balance Sheets
                           December 31, 1998 and 1997

  Assets                                                 1998         1997
                                                         ====         ====
Current Assets
 Cash and cash equivalents                           $  478,008   $  204,807
 Trade accounts receivable, less allowance
  for doubtful accounts of $25,000 in 1998
  and $40,000 in 1997                                   329,708      216,693
 Prepaid expenses and other                                -           6,165
                                                      ---------    ---------
Total current assets                                    807,716      427,665
                                                      ---------    ---------

Property and equipment at cost, net                      65,329       85,940
Goodwill, net                                           413,653      481,605
Purchased software, net                                  33,301       53,056
Deposits and other                                        5,139        4,999
                                                      ---------    ---------
                                                        517,422      625,600
                                                      ---------    ---------

     Total Assets                                    $1,325,138   $1,053,265
                                                      =========    =========

  Liabilities and Stockholders' Equity
Current Liabilities
 Notes payable - related party                       $     -      $   50,000
 Current portion of capital lease obligations             2,448        4,484
 Trade accounts payable, including $113,200
  payable to a related party in 1998 and 1997           182,366      177,316
 Accrued payroll                                        110,806       24,485
 Accrued interest - related party                        43,457       76,111
 Other accrued expenses                                  83,241       98,868
 Deferred revenue                                       701,180      779,485
                                                      ---------    ---------
 Total current liabilities                            1,123,498    1,210,749

Notes payable - related party                            27,083         -
Capital lease obligations, net of current portion          -           2,247
                                                      ---------    ---------

     Total liabilities                               $1,150,581   $1,212,996
                                                      ---------    ---------

Commitments and contingencies                              -            -

  Stockholders' Equity
Preferred stock, convertible, voting, cumulative,
 par value $.10 per share; authorized 5,000,000
 shares; issued and outstanding, 500,000 shares
 of Series B, 500,000 shares of Series D,and
 300,000 shares of Series E, aggregate liquidating
 preference of $1,300,000 ($1.00 per share)             130,000      130,000
Common stock, par value $.10 per share;
 authorized 100,000,000 shares; issued and
 outstanding 48,178,043 and 43,178,043 shares
 in 1998 and 1997, respectively                       4,817,804    4,317,804
Additional paid-in capital                            3,333,561    3,768,561
Accumulated deficit                                  (8,066,808)  (8,376,096)
                                                      ---------    ---------
                                                        214,557     (159,731)
Less stock purchase note receivable                      40,000         -
                                                      ---------    ---------
     Total stockholders' equity (deficit)               174,557     (159,731)
                                                      ---------    ---------
     Total liabilities and stockholders' equity      $1,325,138   $1,053,265
                                                      =========    =========

    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Operations
                        For The Years Ended December 31,

                                                         1998         1997
                                                         ====         ====
Revenue
 Software packages                                   $  482,922   $  250,524
 Installation, training and customer support            109,527       97,633
 Maintenance                                            992,005    1,080,084
 Equipment sales and supplies                           260,139      208,677
 Other                                                   12,380        4,452
                                                      ---------    ---------
                                                      1,856,973    1,641,370
                                                      ---------    ---------
Costs and expenses
 Salaries                                               870,539      959,416
 Other general, administrative and selling expense      363,777      415,085
 Depreciation and amortization                          130,243      159,579
 Rent                                                    54,878       54,523
 Commissions                                             48,971       30,323
 Cost of equipment sold                                 139,595       97,555
 Impairment of goodwill                                    -         192,200
                                                      ---------    ---------
                                                      1,608,003    1,908,681
                                                      ---------    ---------
   Operating income (loss)                              248,970     (267,311)
                                                      ---------    ---------
Nonoperating (expense) income
 Interest expense                                        (4,057)      (5,342)
 Interest income                                         10,662        2,099
                                                      ---------    ---------
                                                          6,605       (3,243)
                                                      ---------    ---------

  Net income (loss) before extraordinary item           255,575     (270,554)

Extraordinary gain on settlement of debt                 53,713         -
                                                      ---------    ---------

  Net income (loss)                                     309,288     (270,554)

Preferred stock dividend requirement                    (91,000)     (91,000)
                                                      ---------    ---------

Income (loss) allocable to common shareholders       $  218,288   $ (361,554)
                                                      =========    =========

Net income (loss) per common share before
 extraordinary item                                  $      NIL   $    (0.01)
Extraordinary gain on settlement of debt                    NIL          -
                                                      ---------    ---------
Net income (loss) per common share after
 extraordinary item                                  $      NIL   $    (0.01)
                                                      =========    =========

Weighted average number of common
 shares outstanding                                  44,630,098   43,213,935
                                                     ==========   ==========

    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
                        For the Years Ended December 31,

                                                               Stock
                                     Additional               Purchase
              Capital Stock Issued    Paid-In   Accumulated     Note
              Preferred    Common     Capital     Deficit    Receivable  Total
              =========   ========   =========   =========   ==========  =====
Balance Jan 1,
 1997         $ 205,000  $3,796,976 $4,214,389 $(8,105,542) $     -   $ 110,823

Conversion of
 Series C
 preferred
 stock to
 common stock   (75,000)    530,828   (455,828)                            -
Acquisition and
 retirement of
 of 100,000
 shares of
 common stock
 held as
 collateral for
 note receivable            (10,000)    10,000                             -
Net loss                                          (270,554)            (270,554)
               --------   ---------  ---------  ----------   --------  --------
Balance,
 December 31,
 1997         $ 130,000  $4,317,804 $3,768,561 $(8,376,096) $     -   $(159,731)

Sale of
 5,000,000
 shares of
 common stock               500,000   (450,000)              (40,000)    10,000
Recognition of
 deferred
 compensation on
 sale of stock                          15,000                           15,000
Net income                                         309,288              309,288
               --------   ---------  ---------  ----------   --------  --------
Balance,
 December 31,
 1998         $ 130,000  $4,817,804 $3,333,561 $(8,066,808) $(40,000) $ 174,557
               ========   =========  =========  ==========   ========  ========

    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                        For the Years Ended December 31,


                                                        1998         1997
                                                        ====         ====
Cash flows in operating activities:

 Net income (loss)                                   $ 309,288    $(270,554)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                       130,243      159,579
   Recognition of deferred compensation costs on
    employee stock purchase                             15,000         -
   Impairment of goodwill                                 -         192,200
   Extraordinary gain on settlement of debt            (53,713)        -

   Change in operating assets and liabilities:
    Trade accounts receivable                         (113,015)      36,999
    Prepaid expenses                                     6,165       (5,886)
    Deposits and other                                    (140)      22,943
    Trade accounts payable                               5,050      (44,579)
    Accrued expenses                                    74,336      (16,500)
    Deferred revenue                                   (78,305)     114,688
                                                      ---------    ---------
Net cash provided by operating activities            $ 294,909    $ 188,890
                                                      ---------    ---------

Cash flows from investing activities:
 Property and equipment additions                      (21,925)     (43,065)
                                                      --------     --------

Cash flows from financing activities:
 Sale of common stock                                   10,000         -
 Payment of notes payable                               (5,500)        -
 Payments on capital lease obligations                  (4,283)      (8,270)
                                                      --------     --------
Net cash provided by (used in) financing activities        217       (8,270)
                                                      --------     --------

Increase in cash and cash equivalents                  273,201      137,555
Cash and cash equivalents, beginning of year           204,807       67,252
                                                      --------     --------

Cash and cash equivalents, end of year               $ 478,008    $ 204,807
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

         Basis of Presentation

     The financial statements for the years ended December 31, 1998 and 1997 are consolidated and include the accounts of United Systems Technology, Inc. ("USTI") and its wholly-owned subsidiary, United Systems Technology East, Inc. ("USTEI"). All material intercompany transactions and balances have been eliminated.

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

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

1.       Summary of Significant Accounting Policies (Cont'd.):

         Other Assets

     Goodwill represents the excess of the total acquisition cost over the fair value of the net assets acquired of Municipal Software Consultants, Inc. ("MSC"), acquired in 1986 and QDS Acquisitions, Inc. ("QDS") acquired in 1995. The goodwill resulting from the MSC acquisition is being amortized using the straight-line method over 20 years from date of acquisition. The goodwill resulting from the QDS acquisition is being amortized using the straight-line method over 10 years from date of acquisition. Purchased software represent assets acquired in the MDM and QDS acquisitions, and are being amortized using the straight-line method over a five-year period.

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

         Earnings (Loss) Per Common Share

     The Company computes basic earnings (loss) per common share based on the weighted-average number of common shares outstanding. Diluted earnings per share are computed based on the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In 1997 and 1998 all potential common shares were not dilutive..

         Financial Instruments

     The fair value of the Company's financial instruments, consisting of cash and cash equivalents and debt, approximate their carrying values.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

1.       Summary of Significant Accounting Policies (Cont'd.):

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

2.       Property and Equipment:

     Property and equipment at December 31, 1998 and 1997 consisted of the following:

                                                   1998           1997
                                                   ----           ----

         Leasehold improvements                $  64,772      $  63,772
         Furniture and fixtures                   40,655         39,248
         Equipment                               923,841        904,323
                                               ---------      ---------
                                               1,029,268      1,007,343
         Less accumulated depreciation
         and amortization                       (963,939)      (921,403)
                                               ---------      ---------
                                               $  65,329      $  85,940
                                               =========      =========

3.       Other Assets:

     Other assets at December 31, 1998 and 1997 consisted of the following:


                                                Accumulated
                                   Cost         Amortization        Net
                                   ----         ------------        ---
         1998
         ----
         Goodwill             $ 1,692,128      $(1,278,475)     $  413,653
         Purchased software       592,700         (559,399)         33,301

         1997
         ----
         Goodwill              $1,692,128      $(1,210,523)     $  481,605
         Purchased software       592,700         (539,644)         53,056


                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

4.       Notes Payable:

     The Company had a note payable to a related party in the amount of $50,000 at December 31, 1996. This note payable, which is not collateralized, bears interest at prime and was due September 30, 1998. The prime rate of interest was 7.75% at December 31, 1998 and 8.50% in 1997. The related party distributed this note to the limited partners in its fund, under the same terms and conditions, in 1997. When these notes became due in 1998, the Company offered the note holders the option of extending each note for an additional two year period or receive a partial payment of the balance due in full and final settlement of the principal and interest due to each note holder. Certain note holders opted to receive a partial payment totaling $5,500 in lieu of the balance due of $22,917 on the note and $36,296 of accrued interest resulting in a gain on debt forgiveness of $53,713 in 1998. There was $27,083 and $50,000 balance outstanding on these notes at December 31, 1998 and 1997, respectively. There was $43,457 and $76,111 of accrued interest outstanding on these notes at December 31, 1998 and 1997, respectively. Interest expense incurred on these notes was $3,642 and $4,091 for the years ended December 31, 1998 and 1997, respectively.


5.       Capital Stock:

         Common Stock

     In September 1998, the Company sold 5,000,000 shares of common stock to four members of management at a price of $.01 per share. The fair market value of the common stock on the date of the transaction was $.022 per share.

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


     In June 1988, the Company established and issued 500,000 shares of Series B preferred stock. The terms of the Series B preferred stock provide for, among other things: (i) a cumulative dividend of $.07 per share per annum, payable quarterly, which accrues day to day and which must be paid prior to the payment of a dividend to holders of the Company's common stock; (ii) a liquidation preference of $1.00 per share plus accrued but unpaid dividends paid prior to any distribution to holders of common stock and Series C preferred stock; (iii) the right to convert each share plus accrued but unpaid dividends into common stock; (iv) the right to vote on all matters submitted to a vote of stockholders of the Company; and (v) redemption at the Company's option at a redemption price of $1.00 per share plus all accrued and unpaid dividends. As of December 31, 1998 the 500,000 outstanding shares of Series B preferred stock were entitled to be converted into 4,293,995 shares of common stock and were entitled to 4,293,995 votes on all matters submitted to a vote of stockholders of the Company. At December 31, 1998 cumulative dividends of approximately $358,800 were in arrears.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

Capital Stock (Cont'd.):


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

     In February 1990, the Company established and issued 500,000 shares of Series D preferred stock. The terms of the Series D preferred stock provide for, among other things: (i) a cumulative dividend of $.07 per share per annum, payable quarterly, which accrues day to day and which must be paid prior to the payment of a dividend to holders of the Company's common stock; (ii) a liquidation preference of $1.00 per share plus accrued but unpaid dividends paid prior to any distribution to holders of common stock and Series C preferred stock; (iii) the right to convert each share plus accrued but unpaid dividends into common stock; (iv) the right to vote on all matters submitted to a vote of stockholders of the Company; and (v) redemption at the Company's option at a redemption price of $1.00 per share plus all accrued and unpaid dividends. As of December 31, 1998 the 500,000 outstanding shares of Series D preferred stock were entitled to be converted into 2,316,245 shares of common stock and were entitled to 2,316,245 votes on all matters submitted to a vote of stockholders of the Company. At December 31, 1998 cumulative dividends of approximately $310,685 were in arrears.

     In June 1991, the Company established and issued 300,000 shares of Series E preferred stock. The terms of the Series E preferred stock provide for, among other things: (i) a cumulative dividend of $.07 per share per annum, payable quarterly, which accrues day to day and which must be paid prior to the payment of the dividend to holders of the Company's common stock; (ii) a liquidation preference of $1.00 per share plus accrued but unpaid dividends paid prior to any distribution to holders of common stock and Series C preferred stock; (iii) the right to convert each share plus accrued but unpaid dividends into common stock; (iv) the right to vote on all matters submitted to a vote of stockholders of the Company; and (v) redemption at the Company's option at a redemption price of $1.00 per share plus all accrued and unpaid dividends. As of December 31, 1998 the 300,000 outstanding shares of Series E preferred stock were entitled to be converted into 2,293,685 shares of common stock and were entitled to 2,293,685 votes on all matters submitted to a vote of stockholders of the Company. At December 31, 1998, cumulative dividends of approximately $158,735 were in arrears.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

6.       Commitments and Contingencies:

         Operating Leases

     The Company leases certain office facilities under a non-cancelable lease agreement which expires December 31, 2002. The future minimum annual lease payments under this lease are $49,070 from 1999 through 2002. Rent expense was $54,878 and $54,445 in 1998 and 1997, respectively.

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

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

7.       Common Stock Options and Warrants:

         Stock Options

     In September 1986, the Board of Directors approved the adoption of a stock option plan (the "Plan"), whereby 12,000,000 shares of the Company's common stock are reserved for options to be granted to employees and directors at the discretion of the Board of Directors. The exercise price shall be at a minimum of 100% of the fair market value of the stock at the time the option is granted. Unless otherwise specified, the Plan allows for the options to expire ten years from the date of grant and may not be exercised during the initial one-year period from date of grant.

     Compensation costs for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. If the Company recognized compensation expense based upon the fair value at the grant date for options under the Plan, the Company's 1998 and 1997 net income and loss and net income and loss per common share would have increased to the pro forma amounts indicated as follows:

                                                     1998           1997
                                                     ----           ----
 Net income (loss) allocable to common shareholders

                        As reported              $  218,288     $(361,554)
                        Pro forma                $  159,476     $(411,929)

 Net income (loss) per common share

                        As reported              $      NIL     $   (0.01)
                        Pro forma                $      NIL     $   (0.01)



     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, expected volatility of 415% in 1997; risk free interest rate of 6.32% in 1997; no dividend yield; and expected lives of 5 years.

     The pro forma amounts presented are not representative of the amounts that will be disclosed in the future because they do not take into effect pro forma expenses related to grants before 1996.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

7.       Common Stock Options and Warrants (Cont'd.):

     Additional information with respect to options outstanding at December 31, 1998, and the changes for each of the two years in the period then ended was as follows:

                                                        1998
                                                        ----
                                                              Weighted
                                                               Average
                                                              Exercise
                                                  Shares       Price
                                                  ------      --------
      Outstanding at beginning of year          7,890,000       $.04
      Granted                                        -            -
      Forfeited                                   (37,500)       .05
                                                ---------        ---
      Outstanding at end of year                7,852,500       $.04
                                                ---------        ---

      Options exercisable at December 31, 1998  5,330,625       $.04
                                                ---------        ---

                                                        1997
                                                        ----
                                                              Weighted
                                                               Average
                                                              Exercise
                                                  Shares       Price
                                                  ------      --------
      Outstanding at beginning of year          5,822,500       $.04
      Granted                                   2,250,000        .03
      Forfeited                                  (182,500)       .16
                                                ---------        ---
      Outstanding at end of year                7,890,000       $.04
                                                ---------        ---

      Options exercisable at December 31, 1997  2,952,500       $.04
                                                ---------        ---


      Weighted average fair value per share of
       options granted during 1997                              $.03
                                                                 ---

     Information about stock options outstanding at December 31, 1998 is summarized as follows:


                                          Options  Outstanding
                                          --------------------
                                           Weighted  Average
                                 Number       Remaining       Weighted Average
 Range of Exercise Prices     Outstanding  Contractual Life    Exercise Price
 ------------------------     -----------  ----------------   ---------------
       $.01 to $.05            6,847,500       2.5 years            $.03
       $.06 to $.10            1,005,000       2.5 years            $.06
                               ---------
                               7,852,500
                               ---------

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

7.       Common Stock Options and Warrants (Cont'd.):

                                          Options Exercisable
                                          -------------------
                                               Number         Weighted Average
         Range of Exercise Prices           Exercisable        Exercise Price
         ------------------------           -----------        --------------
                $.01 to $.05                 4,573,125             $.03
                $.06 to $.10                   757,500             $.06
                                             ---------
                                             5,330,625
                                             ---------

         Stock Purchase Warrants

     As of December 31, 1998 common stock purchase warrants had been issued primarily to officers, directors and employees including warrants to purchase 1,000,000 shares at $.035 per share issued to a director of the Company for the issuance of a letter of credit to collateralize debt of the Company. As of December 31, 1998, none of these warrants have been exercised and are fully vested:



                  Expiration                                                              Exercise
                     Date               Price            Shares
                 ------------           -----            ------
                 Feb 16, 1999           $.080          1,000,000
                 Aug  9, 1999           $.050          1,000,000
                 Aug  9, 2000           $.035          1,000,000
                 Sep 30, 2000           $.050            514,585
                                                       ---------
                                                       3,514,585
                                                       =========


8.       Income Taxes:

     At December 31, 1998, the Company has net operating loss carry-forwards of approximately $2,920,000. These carry-forwards expire from period 1999 through 2011. Additionally, the Company has approximately $71,000 in unused general business tax credits available to directly offset future income tax liabilities and $624,000 in capital loss carry-forwards available to offset future capital gains.

     For the years ended December 31, 1998 and 1997 the difference between the effective federal income tax rate and the amounts determined by applying the statutory federal income tax rate to income before provision for federal income tax was as follows:

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


8.       Income Taxes (Cont'd.):

                                                        1998         1997
                                                       Amount       Amount
                                                       ------       ------
    Federal income tax benefit at statutory rate     $ 105,160    $(91,990)
    Amortization of goodwill                            23,100      88,450
    Expiration of net operating loss carryforward         -        323,670
    Other                                                6,440     (13,030)
    Change in valuation allowance                     (134,700)   (307,100)
                                                       -------     -------
                                                     $    -       $   -
                                                       =======     =======


     Because of losses from operations in recent years, the Company has recorded a valuation allowance equal to the net deferred tax asset.

     The components of the deferred tax accounts as of December 31, 1998 and 1997 are as follows:

                                                        1998          1997
                                                        ----          ----
    Deferred tax assets:
     Net operating losses carried forward           $  992,600    $1,046,600
     Capital losses carried forward                    212,300       212,300
     Deferred revenue                                  238,400       265,000
     Accounts payable and accrued expenses             117,500       126,000
     General business tax credits                       71,000        71,000
                                                     ---------     ---------
         Total deferred tax asset                   $1,631,800    $1,720,900
                                                     ---------     ---------
    Deferred tax liabilities:
     Accounts receivable                               126,000        73,700
     Purchased software, property and equipment         26,900        33,600
                                                     ---------     ---------

         Total deferred tax liability                  152,900       107,300
                                                     ---------     ---------
     Net deferred tax asset before
      valuation allowance                            1,478,900     1,613,600

     Less valuation allowance                        1,478,900     1,613,600
                                                     ---------     ---------

     Net deferred tax asset                         $     -       $     -
                                                      ---------     ---------

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


9.       Employee Benefit Plans:

     Effective  January 16, 1992, the Company  established  the USTI  Employee's
401(k) Profit Sharing Plan and Trust (the "Plan"), which is a defined contribution plan that covers substantially all full-time employees of the Company eligible to participate. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and
Section 401(k) of the Internal Revenue Code. The Company made contributions for the benefit of the participants in the Plan in the amount of $4,095 and $3,665 for the years ended December 31, 1998 and 1997, respectively.

10.      Fourth Quarter Adjustments:

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


                                    PART III


ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 1999 Annual Meeting of Shareholders under the captions "Election of Directors" and "Executive Officers." Such information is incorporated herein by reference therefrom.


ITEM 10.          EXECUTIVE COMPENSATION

     The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 1999 Annual Meeting of Shareholders under the caption "Management Compensation." Such information is incorporated herein by reference therefrom.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 1999 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management." Such information is incorporated herein by reference therefrom.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 1999 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions." Such information is incorporated herein by reference therefrom.

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

         3.       Exhibits

     The following documents are filed as exhibits herewith, unless otherwise specified, and are incorporated herein by this reference:



Exhibit
Number

 3.1 Amended and Restated Articles of Incorporation of the Company as filed on November 21, 1986 with the Secretary of State of the State of Iowa. (Incorporated by reference, Registration Statement on Form S-1, File No.33-9574, Exhibit 3.11)

 3.2 Articles of Merger of Municipal Software Consultants, Inc. into United Systems Technology, Inc., as filed on December 31, 1986 with the Secretaries of State of the States of Iowa and Texas. (Incorporated by reference, Annual Report on Form 10-K for the fiscal year ended December 31, 1986, Exhibit 3.2)

 3.3 Statement Establishing and Designating Series B Preferred Stock of the Company, as filed on June 13, 1988 with the Secretary of State of the State of Iowa. (Incorporated by reference, Quarterly Report on For 10-Q for the quarter ended June 30, 1988, Exhibit 4.1)

 3.4 Statement Establishing and Designating Series C Preferred Stock of the Company, as filed on June 13, 1988 with the Secretary of State of the State of Iowa.(Incorporated by reference, Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, Exhibit 4.2)

Exhibit
Number

 3.5 Articles of Amendment to the Articles of Incorporation of the Company, as filed on July 15, 1988 with the Secretary of State of the State of Iowa. (Incorporated by reference, Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, Exhibit 3.1)

 3.6 By-Laws of the Company, as amended and currently in effect.(Incorporated by reference, Registration Statement on Form S-1, File No. 33-9574,
       Exhibit 3.6)

 3.7 Articles of Amendment to the Articles of Incorporation designating the Series D Preferred Stock of the Company, as filed on February 23, 1990 with the Iowa Secretary of State. (Incorporated by reference, Form 8-K Current Report dated February 15, 1990, Exhibit 3.1)

 3.8 Statement establishing and designating Series E Preferred Stock of the Company, as filed on June 26, 1991, with the Secretary of the State of Iowa. (Incorporated by referenced, Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 3.8)

10.1 1986 Stock Option Plan.(Incorporated by reference, Registration Statement on Form S-1, File No. 33-9574, Exhibit 10.9)

10.2 Agreement Regarding Preferred Stock Purchase, Warrant Purchase and Loan, dated October 16, 1986, by and between the Company and Ventana Growth Fund. (Incorporated by reference, Registration Statement on Form S-1, File No. 33-9574, Exhibit 10.10)

10.3 Preferred Stock Purchase Agreement, dated October 28, 1986, by and between the Company and Ventana Growth Fund. (Incorporated by reference, Registration Statement on Form S-1, File No. 33-9574, Exhibit 10.17)

10.4 Promissory Note, dated October 16, 1986, in the amount of $150,000.00, from the Company to Ventana Growth Fund. (Incorporated by reference, Registration Statement on Form S-1, File No. 33-9574, Exhibit 10.19)

10.5 Stock Purchase Agreement, dated June 8, 1988, by and between the Company and Farm Bureau Mutual Insurance Company. (Incorporated by reference, Quarterly Report on Form 10-Q for the quarter ended June 30, 1988,
       Exhibit 19.1)

10.6 Preferred Stock Exchange Agreement, dated June 8, 1988, by and between the Company and Ventana Growth Fund. (Incorporated by reference, Quarterly Report on Form 10-Q for the quarter ended June 30, 1988,
       Exhibit 19.2)

10.7 Purchase Agreement, dated February 15, 1990, by and between the Company and International Technology Group, Inc. (Incorporated by reference, Form 8-K Current Report dated February 15, 1990, Exhibit 10.1)

Exhibit
Number

10.8 Assignment and Assumption Agreement, dated February 15, 1990, by and between the Company and International Technology Group, Inc. assigning all relevant rights and interest in a maintenance agreement with Grumman Systems Support Corp. to the Company.(Incorporated by reference, Form 8-K Current Report dated February 15, 1990, Exhibit 10.2)

10.9 Assignment and Assumption Agreement, dated February 15, 1990, by and between the Company and International Technology Group, Inc. assigning all rights and interest in a Technology Transfer Agreement with AM Computer Corporation and Microvote Partners, Ltd. to the Company.
      (Incorporated by reference, Form 8-K Current Report dated February 15,
       1990, Exhibit 10.3)

10.10 Assignment and Assumption Agreement, dated February 15, 1990, by and between the Company and International Technology Group, Inc. assigning all rights and interest in trademark INTEGRITY to the Company.
      (Incorporated by reference, Form 8-K Current Report dated February 15,
       1990, Exhibit 10.4)

10.11 Stock Purchase Agreement, dated February 14, 1990, by and between Farm Bureau Mutual Insurance Company and the Company. (Incorporated by reference, Form 8-K Current Report dated February 15, 1990, Exhibit 10.5)

10.12 Asset Purchase Agreement, dated June 10, 1991, by and between the Company and New Jersey Municipal Data Management, Inc. (Incorporated by reference Form 8-K Current Report, dated June 10, 1991)

10.13 Asset Purchase Agreement, dated December 22, 1994, by and between the Company and Sequoia Pacific Systems, a division of Smurfit Packaging Corporation. (Incorporated by reference Form 8-K Current Report, dated December 22, 1994, Exhibit 10.1)

10.14 Assignment and Assumption Agreement, dated December 22, 1994, by and between the Company and Sequoia Pacific Systems, a division of Smurfit Packaging Corporation. (Incorporated by reference Form 8-K Current Report, dated December 22, 1994, Exhibit 10.2)

10.15 Asset Purchase Agreement, dated October 17, 1994, by and between the Company and Noll Computer Systems, Inc.("NCS"). (Incorporated by reference, Annual Report on Form 10-KSB for the year ended December 31, 1994, Exhibit 10.15)

10.16 Asset Purchase Agreement, dated November 15, 1995, by and between the Company, Dralvar Capital Corp. ("Dralvar") and Ken Neff. (Incorporated by reference, Form 8-K Current Report, dated November 15, 1995, Exhibit 10.1)

10.17 Asset purchase Agreement dated February 21, 1997, by and between the Company and Noll Computer Services, Inc. ("NCS"). (Incorporated by reference, Annual Report on Form 10-KSB for the year ended December 31, 1996, Exhibit 10.17)

Exhibit
Number

 (b)    Reports on Form 8-K

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

                                        UNITED SYSTEMS TECHNOLOGY, INC.



Date: March 29, 1999                    By:  /s/  Thomas E. Gibbs
                                             --------------------
                                             Thomas E. Gibbs,
                                             Chief Executive Officer and
                                              Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 29, 1999                   By: /s/  Thomas E. Gibbs
                                            --------------------
                                            Thomas E. Gibbs,
                                            Chief Executive Officer and
                                             Chairman of the Board
                                            (Principal Executive Officer)

Date:  March 29, 1999                   By: /s/  Randall L. McGee
                                            ---------------------
                                            Randall L. McGee,
                                            Secretary and Treasurer
                                            (Principal Financial &
                                             Accounting Officer)


Date:  March 29, 1999                   By:  /s/  Scott Burri
                                             ----------------
                                             Scott Burri, Director


Date:  March 29, 1999                   By:  /s/  Jordan Issackedes
                                             ----------------------
                                             Jordan Issackedes, Director


Date:  March 29, 1999                   By:  /s/  Earl Cohen
                                             ---------------
                                             Earl Cohen, Director