Form 10QSB
period 1999-03-31
UNITED SYSTEMS TECHNOLOGY INC
filed 1999-05-14
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           --------------------------

For the Quarter Ended:                            Commission File Number
   March 31, 1999                                       0 - 9574

                           --------------------------


                         UNITED SYSTEMS TECHNOLOGY, INC.

        Iowa                                            42-1102759
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

                         Yes __X__        No ______



     As of March 31, 1999 there were 48,178,043 shares of the registrant's Common Stock, par value $0.10 per share, outstanding.

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


     These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements which are included in the annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

                 United Systems Technology, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                  March 31,
                                                    1999          December 31,
                                                (Unaudited)          1998
                                                ===========       ===========
  Current Assets
Cash and cash equivalents                       $   609,776       $   478,008
Trade accounts receivable, less allowance
 for doubtful accounts of $25,000 at March 31,
 1999 and December 31, 1998                         243,472           329,708
                                                 ----------        ----------
    Total current assets                            853,248           807,716
                                                 ----------        ----------

Property and equipment, net                          67,006            65,329
Goodwill, net                                       396,669           413,653
Purchased software, net                              28,908            33,301
Deposits and other                                   10,489             5,139
                                                 ----------        ----------
                                                    503,072           517,422
                                                 ----------        ----------

    Total assets                                $ 1,356,320       $ 1,325,138
                                                 ==========        ==========

    Liabilities and Stockholders' Equity
  Current Liabilities
Current portion of capital lease obligations    $     1,857       $     2,448
Trade accounts payable, including $113,200
 payable to a related party at March 31, 1999
 and December 31, 1998                              212,885           182,366
Accrued payroll                                      48,728           110,806
Accrued interest - related party                     37,249            43,457
Other accrued expenses                               92,546            83,241
Deferred revenue                                    644,735           701,180
                                                 ----------        ----------
    Total current liabilities                     1,038,000         1,123,498

Notes payable - related party                        22,915            27,083
                                                 ----------        ----------

    Total liabilities                             1,060,915         1,150,581
                                                 ----------        ----------

Commitments and contingencies                          -                 -

    Stockholders' Equity
Preferred stock, convertible, voting, cumulative,
 par value $.10 per share; authorized 5,000,000
 shares; issued and outstanding, 500,000 shares
 of Series B, 500,000 shares of Series D, and
 300,000 shares of Series E, aggregate
 liquidating preference of 1,300,000
 ($1.00 per share)                                  130,000           130,000
Common stock, par value $.10 per share;
 authorized 100,000,000 shares; issued and
 outstanding 48,278,043 at March 31, 1999 and
 December 31, 1998                                4,817,804         4,817,804
Additional paid-in capital                        3,338,063         3,333,561
Accumulated deficit                              (7,950,462)       (8,066,808)
                                                 ----------        ----------
                                                    335,405           214,557
Less stock purchase note receivable                  40,000            40,000
                                                 ----------        ----------
    Total stockholders' equity                      295,405           174,557
                                                 ----------        ----------
    Total liabilities and stockholders' equity  $ 1,356,320       $ 1,325,138
                                                 ==========        ==========


     The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                   1999              1998
                                                ===========       ===========
Revenue
 Software packages                              $   125,575       $    47,584
 Installation, training and customer support         89,162            19,342
 Maintenance                                        230,328           256,235
 Equipment and supplies sales                        68,133            42,575
 Other                                                4,274             1,843
                                                 ----------        ----------
                                                    517,472           367,579
                                                 ----------        ----------
Costs and expenses
 Salaries                                           226,936           207,597
 Other general, administrative and
  selling expense                                   117,762           115,355
 Depreciation and amortization                       28,566            36,771
 Commissions                                          4,410             4,001
 Cost of equipment and supplies sold                 38,292            18,810
                                                 ----------        ----------
                                                    415,966           382,534
                                                 ----------        ----------
Income (loss) from operations                       101,506           (14,955)
                                                 ----------        ----------

Nonoperating income (expense)
 Interest expense                                      (551)           (1,170)
 Interest income                                      5,521             1,778
                                                 ----------        ----------
                                                      4,970               608
                                                 ----------        ----------

Net income (loss) before extraordinary item         106,476           (14,347)
                                                 ----------        ----------

Extraordinary gain on settlement of debt              9,870              -
                                                 ----------        ----------

Net income (loss)                                   116,346           (14,347)

Preferred stock dividend requirements               (22,440)          (22,440)
                                                 ----------        ----------

Income (loss) available for common stockholders $    84,036       $   (36,787)
                                                 ==========        ==========

Net income (loss) per common share before
 extraordinary item                             $       NIL       $      NIL
Extraordinary gain on settlement of debt                NIL              NIL
Net income (loss) per common share after         ----------        ----------
 extraordinary item                             $       NIL       $      NIL
                                                 ==========        ==========

Weighted average number of common
 shares outstanding                              48,178,043        43,178,043
                                                 ==========        ==========


     The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
            For the Three Month Period Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                   1999              1998
                                                ===========       ===========
Cash flows in operating activities:
  Net income (loss)                             $   116,346       $   (14,347)

 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation and amortization                     28,566            36,771
   Extraordinary gain on settlement of debt          (9,870)             -

 Change in operating assets and liabilities:
   Accounts receivable                               86,236           102,919
   Prepaid expenses                                    -               (3,469)
   Deposits and other                                (5,350)             (294)
   Accounts payable                                 (26,564)            8,141
   Accrued expenses                                   9,305           (20,651)
   Deferred revenue                                 (56,445)          (68,441)
                                                 ----------        ----------

Net cash provided by operating activities       $   142,224       $    40,629
                                                 ----------        ----------

Cash flows from investing activities:
 Property and equipment additions                    (8,865)           (5,437)
 Additions to purchased software                       -                 (690)
                                                 ----------        ----------

Net cash used in investing activities                (8,865)           (6,127)
                                                 ----------        ----------

Cash flows from financing activities:
 Payments of notes payable                           (1,000)             -
 Payments on capital lease obligations                 (591)           (1,561)
                                                 ----------        ----------
Net cash used in financing activities                (1,591)           (1,561)
                                                 ----------        ----------

Increase in cash and cash equivalents               131,768            32,941
Cash and cash equivalents, beginning of year        478,008           204,807
                                                 ----------        ----------

Cash and cash equivalents, end of period        $   609,776       $   237,748
                                                 ==========        ==========

     The accompanying notes are an integral part of the financial statements.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation:

     In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. ("USTI") as of March 31, 1999 and December 31, 1998 and the results of operations and cash flows of USTI for the three months ended March 31, 1999 and 1998. The consolidated results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Property and Equipment:

     Property and equipment at March 31, 1999 and December 31, 1998 consisted of the following:

                                                 March 31,       December 31,
                                                   1999             1998
                                                   ----             ----
Leasehold improvements                         $   64,772       $   64,772
Furniture and fixtures                             40,655           40,655
Equipment                                         932,706          923,841
                                                ---------        ---------
                                                1,038,133        1,029,268
Less Accumulated depreciation and amortization   (971,127)        (963,939)
                                                ---------        ---------
                                               $   67,006       $   65,329

                                                ---------        ---------
Note 3.  Other Assets:

     Other assets at March 31, 1999 and December 31, 1998 consisted of the following:

                                                  Accumulated
March 31, 1999                    Cost            Amortization        Net
--------------                    ----            ------------        ---
Goodwill                      $ 1,692,128         $(1,295,459)    $ 396,669
Purchased Software                592,700            (563,792)       28,908

December 31, 1998
-----------------
Goodwill                      $ 1,692,128          (1,278,475)    $ 413,653
Purchased Software                592,700            (559,399)       33,301


                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 4.  Preferred Stock:

     The company is in arrears in the payment of dividends to holders of its Series B, D and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 1999, are entitled to the payment of approximately $367,430 in dividends which are currently in arrears. Holders of Series D Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 1999, are entitled to the payment of approximately $319,315 in dividends which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 1999, are entitled to the payment of approximately $163,915 in dividends which are currently in arrears.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Results of Operations
---------------------
     The Company derives its revenue from the licensing of its software packages, installation, training and custom modifications, maintenance agreements and equipment sales and commissions. Results of operations for the period ended March 31, 1999 include revenues of $517,472 and net income of $116,346 as compared to revenues of $367,579 and a net loss of $14,347 for the same period in 1998.

     The Company is continuing its development of its asystTM products, a Windows product line that operates in a single user or network environment and is seamlessly interfaced with the other Microsoft Office products. The asystTM product line currently includes a Fund Accounting system, a Utility Billing system and a Public Safety system and has been installed at over 300 locations. The Fund Accounting system includes General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts, and Payroll modules. The Utility Billing system includes Utility Billing, Meter Reader Interface, Bank Drafts and Budget Billing modules. The initial Public Safety system includes Master Name Index, Calls for Service, Offense Reports and UCR Reporting modules. The Company is currently developing its asystTM General Government products, which include Business and Animal Licenses, Code
Enforcement and Building Permits modules, and anticipates that the initial modules will be released in the 2nd quarter of 1999. The Company believes that its asystTM product line will continue to offer its current and prospective customers with an attractive software solution, both from a financial and functionality standpoint and follows the trend of clients moving to PC networks. This trend resulted in a continued decrease in the licensing of the Company's DOS (QuestTM ) and mid-range (LegacyTM ) products in 1999. The Company is offering a Year 2000 version of certain QuestTM and LegacyTM modules and has received commitments to license this version of these products and continued to ship its Year 2000 version of the LegacyTM modules in the 1st quarter of 1999.

Three Month Period Ended March 31, 1999 and 1998
------------------------------------------------
     The Company's total revenue increased 41% from $367,579 during the first quarter in 1998 to $517,472 in 1999. Software license fees increased 164% in 1999 due to an increase in the licensing of the Company's Year 2000 version of its LegacyTM products as well as an increase in the licensing of the Company's asystTM products. The Company continues to market its products to prospective customers, which it believes are best suited for its products. Installation and training increased to $89,162 in 1999 from $19,342 in 1998 due, in part, to an increase in the demand for custom programming related to the implementation of the Year 2000 version of the Company's LegacyTM products. Maintenance revenue decreased 10% during 1999, due in part, to a decrease in the number of the Company's QuestTM and LegacyTM customers that elected to select maintenance coverage. This decrease was partially offset by an increase in maintenance revenue from the asystTM customers. Equipment and supplies sales increased 60% in the first quarter of 1999 due, in part, to an increase in the volume of computer equipment sold in conjunction with its products.

     Total costs and expenses increased 9% from $382,534 in 1998 to $415,966 in 1999. Salary expense increased 9% in 1999, due in part, to an increase in incentives resulting from improved results of operations. Other general, administrative and selling expense costs remained at approximately the same level in 1999 as they were in 1998. Depreciation and amortization expense decreased 22% in 1999 as a result of a portion of the Company's assets becoming fully depreciated in 1999. Cost of equipment sold increased 104% in 1999 as a result of increased sales of computer equipment during the period.

Liquidity and Capital Resources
-------------------------------
     The Company had net cash provided from operating activities of $142,224 during the three months ended March 31, 1999, as compared to net cash provided by operations of $40,629 for the same period in 1998. Net cash of $8,865 was utilized during 1999 for investing in capital expenditures as compared to $6,127 in 1998.

     Management believes that the effect of its continued focus on adjusting the Company's expenses to the level of revenue has resulted in a significant increase in the Company's current cash balances and these cash balances will be adequate to meet its working capital requirements in the near future. However, if the Company is not able to continue to generate positive cash flows in the future by achieving a level of sales adequate to support the Company's cost structure, additional financing may be required, of which there can be no assurance.

     The Company had a $50,000 note payable to Ventana Growth Fund ("Ventana"), a related party. Ventana distributed this note to its limited partners in its fund in 1997. During 1998, the Company offered the note holders the option of extending each note for an additional two year period or receiving a partial payment of the balance due in full and final settlement of the principal and interest due to each note holder. As of December 31, 1998, there was $27,083 due to the remaining note holders and $43,457 of interest outstanding on these notes. In 1999 certain additional note holders opted to receive a partial payment totaling $1,000 in lieu of the balance due of $4,168 on the note and $6,702 of accrued interest resulting in a $9,870 gain on settlement of debt. As of March 31, 1999 there was $22,915 due to the remaining note holders and $37,249 of interest outstanding on these notes.

     The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of March 31, 1999, dividends were in arrears on Series B preferred stock in the amount of $367,430, on Series D preferred stock in the amount of $319,315 and on Series E preferred stock in the amount of $163,915.

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

                           Part II - Other Information

Item 1.  Legal Proceedings

         The Company is involved in the following legal proceedings:

     On December 10, 1993, Plaintiff County of Essex filed suit against USTI, USTEI, New Jersey Municipal Data Management ("MDM") and MDM's surety in Superior Court of New Jersey. The Company filed third party complaints against counsel representing the parties to the transaction for negligence in their representation on this matter. On April 26, 1999, a settlement was reached in this matter, with all parties, whereby this case will be dismissed with prejudice upon the execution of the documentation necessary for the settlement and was reached without material adverse effect to the Company.

     The Company is also a defendant in various legal actions, which arose out of the normal course of business. In the opinion of management, none of these actions are expected to have a material effect on the consolidated results of operations or financial position of the Company.

Item 2.  Change In Securities

     Not Applicable


Item 3.  Defaults Upon Senior Securities

     The company is in arrears in the payment of dividends to holders of its Series B, D and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 1999, are entitled to the payment of approximately $367,430 in dividends which are currently in arrears. Holders of Series D Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 1999, are entitled to the payment of approximately $319,315 in dividends which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 1999, are entitled to the payment of approximately $163,915 in dividends which are currently in arrears.

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

                                       United Systems Technology, Inc.


Date:  May 14, 1999                    By: /s/  Thomas E. Gibbs
                                           --------------------
                                           Thomas E. Gibbs, President
                                           and Chairman of the Board
                                          (Principal Executive Officer)

Date:  May 14, 1999                    By: /s/  Randall L. McGee
                                           ----------------------
                                           Randall L. McGee, Secretary
                                           and Treasurer
                                          (Principal Financial and
                                            Accounting Officer)