Form 10QSB
period 1999-06-30
UNITED SYSTEMS TECHNOLOGY INC
filed 1999-08-13
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           --------------------------

For the Quarter Ended:                           Commission File Number
   June 30, 1999                                       0 - 9574

                           --------------------------


                         UNITED SYSTEMS TECHNOLOGY, INC.

       Iowa                                           42-1102759
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

                           Yes __X__        No ______


     As of June 30, 1999 there were 48,178,043 shares of the registrant's Common Stock, par value $0.10 per share, outstanding.

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

                 United Systems Technology, Inc. and Subsidiary
                          Consolidated Balance Sheets

                                                  June 30,
                                                    1999         December 31,
                                                 (Unaudited)        1998
                                                 -----------     -----------
Current Assets
 Cash and cash equivalents                      $   673,853      $   478,008
 Trade accounts receivable, less allowance
  for doubtful accounts of $25,000 at
  June 30, 1999 and December 31, 1998               186,514          329,708
                                                 ----------       ----------
    Total current assets                            860,367          807,716
                                                 ----------       ----------

 Property and equipment, net                         67,161           65,329
 Goodwill, net                                      379,684          413,653
 Purchased software, net                             24,515           33,301
 Deposits and other                                  21,422            5,139
                                                 ----------       ----------
                                                    492,782          517,422
                                                 ----------       ----------
    Total assets                                $ 1,353,149      $ 1,325,138
                                                 ==========       ==========

Liabilities and Stockholders' Equity
Current Liabilities
 Current portion of capital lease obligations   $     1,252      $     2,448
 Trade accounts payable, including $113,200
  payable to a related party at June 30, 1999
  and December 31, 1998                             194,831          182,366
 Accrued payroll                                     87,627          110,806
 Accrued interest - related party                    37,720           43,457
 Other accrued expenses                              59,098           83,241
 Deferred revenue                                   546,000          701,180
                                                 ----------       ----------
    Total current liabilities                       926,528        1,123,498

 Notes payable - related party                       22,915           27,083
                                                 ----------       ----------
    Total liabilities                               949,443        1,150,581
                                                 ----------       ----------

 Commitments and contingencies                         -                -

Stockholders' Equity
 Preferred stock, convertible, cumulative,
  par value $.10 per share; authorized 5,000,000
  shares; issued and outstanding, 500,000 shares
  of Series B, 500,000 shares of Series D, and
  300,000 shares of Series E, aggregating
  liquidating preference of $1,300,000
  ($1.00 per share)                                 130,000          130,000
 Common stock, par value $.10 per share;
  authorized 100,000,000 shares; issued and
  outstanding 48,178,043 at June 30, 1999 and
  December 31, 1998                               4,817,804        4,817,804
 Additional paid-in capital                       3,342,562        3,333,561
 Accumulated deficit                             (7,846,660)      (8,066,808)
                                                 ----------       ----------
                                                    443,706          214,557
 Less stock purchase note receivable                 40,000           40,000
                                                 ----------       ----------
    Total stockholders' equity                      403,706          174,557
                                                 ----------       ----------
    Total liabilities and stockholders' equity  $ 1,353,149      $ 1,325,138
                                                 ==========       ==========

    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                     Consolidated Statements of Operations
                                  (Unaudited)

                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                       1999       1998       1999      1998
                                       ----       ----       ----      ----
Revenue
 Software packages                   $ 146,101  $  76,983   $ 271,676 $ 124,567
 Installation, training and
  customer support                      78,341     25,693     167,504    45,035
 Maintenance                           221,334    249,603     451,662   505,838
 Equipment and supplies sales           64,498     64,141     132,631   106,716
 Other                                   3,200      1,832       7,474     3,675
                                     ---------  ---------   --------- ---------
                                       513,474    418,252   1,030,947   785,831
                                     ---------  ---------   --------- ---------
Costs and expenses
 Salaries                              236,572    192,324     463,507   399,921
 Other general, administrative and
  selling expense                      104,121    133,229     221,883   248,584
 Depreciation and amortization          29,124     31,565      57,690    68,336
 Commissions                            10,775      6,010      15,185    10,011
 Cost of equipment and supplies sold    34,714     39,127      73,006    57,937
                                     ---------  ---------   --------- ---------
                                       415,306    402,255     831,271   784,789
                                     ---------  ---------   --------- ---------
Income from operations                  98,168     15,997     199,676     1,042
                                     ---------  ---------   --------- ---------
Nonoperating income (expense)
 Interest expense                         (514)    (1,133)     (1,065)   (2,303)
 Interest income                         6,146      2,148      11,667     3,926
                                     ---------  ---------   --------- ---------
                                         5,632      1,015      10,602     1,623
                                     ---------  ---------   --------- ---------
Net income before extraordinary item   103,800     17,012     210,278     2,665
                                     ---------  ---------   --------- ---------
Extraordinary gain on settlement
 of debt                                  -          -          9,870      -
                                     ---------  ---------   --------- ---------
Net income                             103,800     17,012     220,148     2,665

Preferred stock dividend requirements  (22,690)   (22,690)    (45,130)  (45,130)
                                     ---------  ---------   --------- ---------
Income (loss) available for common
 stockholders                        $  81,110  $  (5,678)  $ 165,148 $ (42,465)
                                     =========  =========   ========= =========

Net income (loss) per common share
 before extraordinary item           $     NIL  $     NIL   $     NIL $     NIL
Extraordinary gain on settlement
 of debt                                   NIL        NIL         NIL       NIL
                                     ---------  ---------   --------- ---------
Net income (loss) per common share
 after extraordinary item            $     NIL  $     NIL   $     NIL $     NIL
                                     =========  =========   ========= =========

Weighted average number of common
 shares outstanding                 48,178,043 43,178,043 48,178,043 43,178,043
                                    ========== ========== ========== ==========

    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
             For the Six Month Period Ended June 30, 1999 and 1998
                                  (Unaudited)

                                                    1999             1998
                                                    ----             ----
Cash flows in operating activities:
  Net income                                    $  220,148        $   2,665

Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                     57,690           68,336
  Extraordinary gain on settlement of debt          (9,870)            -
  Change in operating assets and liabilities:
   Accounts receivable                             143,194           57,668
   Prepaid expenses                                   -             (13,378)
   Deposits and other                              (16,283)            (150)
   Accounts payable                                   (750)           8,887
   Accrued expenses                                (24,143)           9,776
   Deferred revenue                               (155,180)         (92,630)
                                                 ----------       ----------
                                                    (5,342)          38,509
                                                 ----------       ----------

Net cash provided from operating activities     $  214,806        $  41,174
                                                 ----------       ----------

Cash flows from investing activities:
 Property and equipment additions                  (16,765)         (13,154)
 Additions to purchased software                      -                (690)
                                                 ----------       ----------

Net cash used in investing activities              (16,765)         (13,844)
                                                 ----------       ----------

Cash flows from financing activities:
 Payments on notes payable                          (1,000)            -
 Payments on capital lease obligations              (1,196)          (3,145)
                                                 ----------       ----------

Net cash used in financing activities               (2,196)          (3,145)
                                                 ----------       ----------

Increase in cash and cash equivalents              195,845           24,185
Cash and cash equivalents, beginning of period     478,008          204,807
                                                 ----------       ----------

Cash and cash equivalents, end of period        $  673,853        $ 228,992
                                                 ==========       ==========


    The accompanying notes are an integral part of the financial statements.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                  (Unaudited)

Note 1.  Basis of Presentation:

     In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. ("USTI") as of June 30, 1999 and December 31, 1998 and the results of operations and cash flows of USTI for the three and six months ended June 30, 1999 and 1998. The consolidated results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


Note 2.  Property and Equipment:

     Property and equipment at June 30, 1999 and December 31, 1998 consisted of the following:

                                             June 30,          December 31,
                                               1999               1998
                                               ----               ----

Leasehold improvements                      $  64,772          $   64,772
Furniture and fixtures                         60,655              40,655
Equipment                                     916,476             923,841
                                            ---------          ----------
                                            1,046,034           1,029,268
Less Accumulated depreciation
  and amortization                           (978,873)           (963,939)
                                            ---------          ----------

                                            $  67,161          $   65,329
                                            ---------          ----------

Note 3.  Other Assets:

     Other assets at June 30, 1999 and December 31, 1998 consisted of the following:

                                            Accumulated
June 30, 1999                Cost           Amortization            Net
-------------                ----           ------------            ---

Goodwill                 $ 1,692,128       $ (1,312,444)      $   379,684
Purchased Software           592,700           (568,185)           24,215

December 31, 1998
-----------------
Goodwill                 $ 1,692,128       $ (1,278,475)      $   413,653
Purchased Software           592,700           (559,399)           33,301


                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 4.  Preferred Stock:

     The company is in arrears in the payment of dividends to holders of its Series B, D and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 1999, are entitled to the payment of approximately $376,155 in dividends which are currently in arrears. Holders of Series D Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 1999, are entitled to the payment of approximately $328,045 in dividends which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 1999, are entitled to the payment of approximately $169,150 in dividends which are currently in arrears.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Results of Operations
---------------------
     The Company derives its revenue from the licensing of its software packages, installation, training and customer modifications, maintenance agreements and equipment sales and commissions. Results of operations for the three month period ended June 30, 1999 include revenues of $513,474 and net income of $103,800 as compared to revenues of $418,252 and net income of $17,012 for the same period in 1998. Results for the six month period ended June 30, 1999 include revenues of $1,030,947 and net income of $220,148 as compared to revenues of $785,831 and net income of $2,665 in 1998.

     The Company is continuing the development of its asystTM products, a Windows product line that operates in a single user or network environment and is seamlessly interfaced with the other Microsoft Office products. The asystTM product line currently includes a Fund Accounting system, a Utility Billing system and a Public Safety system and has been installed at over 300 locations. The Fund Accounting system includes General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts, and Payroll modules. The Utility Billing system includes Utility Billing, Meter Reader Interface, Bank Drafts and Budget Billing modules. The initial Public Safety system includes Master Name Index, Calls for Service, Offense Reports and UCR Reporting modules. The Company is currently developing its asystTM General Government products, which include Business and Animal Licenses, Code
Enforcement and Building Permits modules, and anticipates that the initial modules will be released in the 3rd quarter of 1999. The Company believes that its asystTM product line will continue to offer its current and prospective customers with an attractive software solution, both from a financial and functionality standpoint and follows the trend of clients moving to PC networks. This trend resulted in a continued decrease in the licensing of the Company's DOS (QuestTM ) and mid-range (LegacyTM ) products to new accounts in 1999. The Company is offering a Year 2000 version of certain QuestTM and LegacyTM modules and has received commitments to license this version of these products and continued to ship its Year 2000 version of the LegacyTM modules in the first six months of 1999.

Three Month Period Ended June 30, 1999 and 1998
-----------------------------------------------

     The Company's total revenue increased 23% from $418,252 during the second quarter in 1998 to $513,474 in 1999. Software license fees increased 90% in 1999, due, in part, to an increase in the licensing of the Company's Year 2000 version of its LegacyTM products as well as an increase in the licensing of the Company's asystTM products. The Company continues to market its products to prospective customers which it believes are best suited for its products. Installation and training increased to $78,341 in 1999 from $25,693 in 1998, due, in part, to an increase in the demand for custom programming related to the implementation of the Year 2000 version of the Company's LegacyTM products. Maintenance revenue decreased 11% during 1999, due, in part, to a decrease in the number of the Company's QuestTM and LegacyTM customers that elected to select maintenance coverage.

     Total costs and expenses increased 3% from $402,255 in 1998 to $415,306 in 1999. Salary expense increased 23% in 1999, due, in part, to an increase in incentives resulting from improved results of operations. Other general, administrative and selling expense decreased 22% in 1999 as a result of the Company's continued efforts to manage its expenses. Depreciation and amortization expense decreased 8% in 1999 as a result of a portion of the Company's assets becoming fully depreciated in 1999. Commission expense increased 79% in 1999 due to an increase in the volume of licensing Company's software in 1999. Cost of equipment and supplies sold decreased 11% in 1999.

Six Month Period Ended June 30, 1999 and 1998
---------------------------------------------

     Total costs and expenses increased 6% from $784,789 in 1998 to $831,271 in 1999. Salary expense increased 16% in 1999, due, in part, to an increase in incentives resulting from improved results of operations. Other general, administrative and selling expense costs decreased 11% in 1999 as a result of continued efforts to control or reduce expenses. Depreciation and amortization expense decreased 16% as a result of a portion of the Company's assets becoming fully depreciated during the period. Commission expense increased 52% in 1999 due to an increase in the volume of licensing the Company's products in 1999. Cost of equipment and supplies sold increased 26% as a result of increased sales of computer equipment and supplies during the period.


Liquidity and Capital Resources
-------------------------------

     The Company had net cash provided from operating activities of $214,806 during the six months ended June 30, 1999, as compared to net cash provided by operations of $41,174 for the same period in 1998. Net cash of $16,765 was utilized during 1999 for investing in capital expenditures as compared to $13,844 in 1998.

     Management believes that its ability to generate positive cash flows from operations added to the Company's current cash balance will be adequate to meet its working capital requirements in the near future. However, if the Company is not able to continue to generate positive cash flows in the future by achieving a level of sales adequate to support the Company's cost structure, additional financing may be required, of which there can be no assurance.

         The  Company  had  a  $50,000  note  payable  to  Ventana  Growth  Fund
("Ventana"), a related party. Ventana distributed this note to its limited partners in its fund in 1997. During 1998, the Company offered the note holders the option of extending each note for an additional two year period or receiving a partial payment of the balance due in full in final settlement of the principal and interest due to each note holder. As of December 31, 1998, there was $27,083 due to the remaining note holders and $43,457 of interest outstanding on these notes. In 1999 certain additional note holders opted to receive a partial payment totaling $1,000 in lieu of the balance due of $4,168 on the note and $6,702 of accrued interest resulting in a $9,870 gain on settlement of debt. As of June 30, 1999 there was $22,915 due to the remaining note holders and $37,720 of interest outstanding on these notes.

     The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of June 30, 1999, dividends were in arrears on Series B preferred stock in the amount of $376,155, on Series D preferred stock in the amount of $328,045 and on Series E preferred stock in the amount of $169,150.

Year 2000
---------

     Until just a few years ago, most computer programs were written to define an applicable year by using two digits for the year instead of four. The effect on a computer program that was written in such a way is to define a year that is entered with the two digits "00" as 1900 rather than 2000. When the Year 2000 arrives, any computer programs that are written in this manner will either have to be modified to accept a date in the 21st century or the programs will have to be replaced. This issue not only effects the Company's internal automated information systems but also has an effect on the software products the Company develops, supports and markets to its customers. The Company has evaluated the computer programs that it utilizes internally for its information systems and has determined that substantially all of its systems are currently Year 2000 compliant. The Company's asystTM product line is Year 2000 compliant. The Company's customers that are utilizing its LegacyTM, and QuestTM product lines are being offered a Year 2000 compliant version of certain packages within these product lines or are being encouraged to migrate to the Company's products that are Year 2000 compliant. Based on currently available information, the Company does not anticipate that the costs to address the issues related to the Year 2000 will have a material adverse impact on the Company's financial condition, results of operations or liquidity. The Company currently estimates that the total cost to achieve Year 2000 compliance to be approximately $25,000.

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

                           Part II - Other Information

Item 1.  Legal Proceedings

         The Company is involved in the following legal proceedings:

     On December 10, 1993, Plaintiff County of Essex filed suit against USTI, USTEI, New Jersey Municipal Data Management ("MDM") and MDM's surety in Superior Court of New Jersey. The Company filed third party complaints against counsel representing the parties to the transaction for negligence in their representation on this matter. On April 26, 1999, a settlement was reached in this matter, with all parties, whereby this case will be dismissed with prejudice upon the execution of the documentation necessary for the settlement and was reached without material adverse effect to the Company

     The Company is also a defendant in various legal actions, which arose out of the normal course of business. In the opinion of management, none of these actions are expected to have a material effect on the consolidated results of operations or financial position of the Company.


Item 2.  Change In Securities

         Not Applicable


Item 3.  Defaults Upon Senior Securities

     The company is in arrears in the payment of dividends to holders of its Series B, D and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 1999, are entitled to the payment of approximately $376,155 in dividends which are currently in arrears. Holders of Series D Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 1999, are entitled to the payment of approximately $328,045 in dividends which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 1999, are entitled to the payment of approximately $169,150 in dividends which are currently in arrears.

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 23, 1999, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders of the Company voted to approve the following items:

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


                                            United Systems Technology, Inc.


Date:  August 13, 1999                      By: /s/  Thomas E. Gibbs
                                                --------------------
                                                Thomas E. Gibbs, President
                                                 and Chairman of the Board
                                                (Principal Executive Officer)



Date:  August 13, 1999                      By: /s/  Randall L. McGee
                                                ---------------------
                                                Randall L. McGee, Secretary
                                                 and Treasurer
                                                (Principal Financial and
                                                  Accounting Officer)