Form 10QSB
period 1999-09-30
UNITED SYSTEMS TECHNOLOGY INC
filed 1999-11-12
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           --------------------------

For the Quarter Ended:                              Commission File Number
  September 30, 1999                                      0 - 9574

                           --------------------------


                         UNITED SYSTEMS TECHNOLOGY, INC.

        Iowa                                              42-1102759
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

                          Yes __X__        No ______



     As of September 30, 1999 there were 48,178,043 shares of the registrant's Common Stock, par value $0.10 per share, outstanding.

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


     These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements, which are included in the annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

                 United Systems Technology, Inc. and Subsidiary
                          Consolidated Balance Sheets

                                               September 30,
                                                   1999           December 31,
                                                (Unaudited)          1998
                                               ------------      ------------
Current Assets
 Cash and cash equivalents                     $    802,680      $    478,008
 Trade accounts receivable, less allowance
  for doubtful accounts of $25,000 at
  September 30, 1999 and December 31, 1998          229,170           329,708
                                                 ----------        ----------
 Total current assets                             1,031,850           807,716
                                                 ----------        ----------

 Property and equipment, net                         75,398            65,329
 Goodwill, net                                      362,700           413,653
 Purchased software, net                             22,031            33,301
 Deposits and other                                  11,948             5,139
                                                 ----------        ----------
                                                    472,077           517,422
                                                 ----------        ----------
    Total assets                               $  1,503,927      $  1,325,138
                                                 ==========        ==========

Liabilities and Stockholders' Equity
Current Liabilities
 Current portion of capital lease obligations  $        629      $      2,448
 Trade accounts payable, including $113,200
  payable to a related party at September 30,
  1999 and December 31, 1998                        177,401           182,366
 Accrued payroll                                    126,475           110,806
 Accrued interest - related party                    38,197            43,457
 Other accrued expenses                              59,509            83,241
 Deferred revenue                                   570,492           701,180
                                                 ----------        ----------
    Total current liabilities                       972,703         1,123,498

 Notes payable - related party                       22,915            27,083
                                                 ----------        ----------
    Total liabilities                               995,618         1,150,581
                                                 ----------        ----------

 Commitments and contingencies                         -                 -

Stockholders' Equity
Preferred stock, convertible, cumulative,
 par value $.10 per share; authorized 5,000,000
 shares; issued and outstanding, 500,000 shares
 of Series B, 500,000 shares of Series D, and
 300,000 shares of Series E, aggregating
 liquidating preference of $1,300,000
 ($1.00 per share)                                  130,000           130,000
Common stock, par value $.10 per share;
 authorized 100,000,000 shares; issued and
 outstanding 48,178,043 at September 30, 1999
 and December 31, 1998                            4,817,804         4,817,804
Additional paid-in capital                        3,347,061         3,333,561
Accumulated deficit                              (7,746,556)       (8,066,808)
                                                 ----------        ----------
                                                    548,309           214,557
Less stock purchase note receivable                  40,000            40,000
                                                 ----------        ----------
Total stockholders' equity                          508,309           174,557
                                                 ----------        ----------
Total liabilities and stockholders' equity     $  1,503,927      $  1,325,138
                                                 ==========        ==========

     The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                Consolidated Statements of Operations
                                  (Unaudited)

                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                       1999       1998       1999       1998
                                       ----       ----       ----       ----
Revenue
 Software packages                  $ 169,962  $ 97,943   $ 441,638  $  222,510
 Installation, training and
  customer support                     60,966    16,943     228,470      61,978
 Maintenance                          211,905   246,377     663,567     752,215
 Equipment and supplies sales          72,198    62,242     204,829     168,958
 Other                                  3,248     2,326      10,722       6,001
                                     --------  --------   ---------   ---------
                                      518,279   425,831   1,549,226   1,211,662
                                     --------  --------   ---------   ---------
Costs and expenses
 Salaries                             236,028   194,427     699,536     594,348
 Other general, administrative and
  selling expense                     100,238   107,338     322,123     355,922
 Depreciation and amortization         29,632    31,075      87,321      99,411
 Commissions                           18,963    11,289      34,148      21,300
 Cost of equipment and supplies sold   40,227    31,975     113,233      89,912
                                     --------  --------   ---------   ---------
                                      425,088   376,104   1,256,361   1,160,893
                                     --------  --------   ---------   ---------
Income from operations                 93,191    49,727     292,865      50,769
                                     --------  --------   ---------   ---------

Nonoperating income (expense)
 Interest expense                        (502)   (1,126)     (1,567)     (3,429)
 Interest income                        7,416     2,559      19,082       6,485
                                     --------  --------   ---------   ---------
                                        6,914     1,433      17,515       3,056
                                     --------  --------   ---------   ---------
Net income before extraordinary item  100,105    51,160     310,380      53,825
                                     --------  --------   ---------   ---------
Extraordinary gain on settlement
 of debt                                 -         -          9,870        -
                                     --------  --------   ---------   ---------
Net income                            100,105    51,160     320,250      53,825

Preferred stock dividend requirements (22,930)  (22,930)    (68,060)    (68,060)
                                     --------  --------   ---------   ---------
Income (loss) available for common
 stockholders                       $  77,175  $ 28,230   $ 242,320  $  (14,235)
                                     ========  ========   =========   =========

Basic and Diluted Earnings Per Share
Net income (loss) per common share
 before extraordinary item          $     NIL  $    NIL   $    0.01  $      NIL
Extraordinary gain on settlement
 of debt                                  NIL       NIL         NIL         NIL
                                     --------  --------   ---------   ---------
Net income (loss) per common share
 after extraordinary item           $     NIL  $    NIL   $    0.01  $      NIL
                                     ========  ========   =========   =========

Weighted average number of common
 shares outstanding
     Basic                         48,178,043 43,938,913  48,178,043 43,178,043
                                   ---------- ----------  ---------- ----------
     Diluted                       54,615,878 43,938,913  50,323,988 43,178,043
                                   ---------- ----------  ---------- ----------

     The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
          For the Nine Month Period Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                     1999             1998
                                                     ----             ----
Cash flows in operating activities:
  Net income (loss)                              $  320,250       $   53,825

Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                      87,321           99,411
  Change in operating assets and liabilities:
   Accounts receivable                              100,538           15,440
   Prepaid expenses                                    -              (5,887)
   Deposits and other                                (6,809)            (150)
   Accounts payable                                  (4,965)          (5,741)
   Accrued expenses                                  (3,990)          29,576
   Deferred revenue                                (130,688)        (123,546)
                                                 ----------       ----------
                                                     41,407            9,103
                                                 ----------       ----------
Net cash provided from operating activities      $  361,657       $   62,928
                                                 ----------       ----------
Cash flows from investing activities:
  Property and equipment additions                  (33,222)         (14,436)
  Additions to purchased software                    (1,944)            (690)
                                                 ----------       ----------
Net cash used in investing activities               (35,166)         (15,126)
                                                 ----------       ----------
Cash flows from financing activities:
  Sale of common stock                                 -              50,000
  Payments on capital lease obligations             (1,819)           (3,706)
                                                 ----------       ----------
Net cash provided (used)in financing activities     (1,819)           46,294
                                                 ----------       ----------
Increase in cash and cash equivalents              324,672            94,096
Cash and cash equivalents, beginning of period     478,008           204,807
                                                 ----------       ----------
Cash and cash equivalents, end of period         $ 802,680        $  298,903
                                                 ==========       ==========

     The accompanying notes are an integral part of the financial statements.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                  (Unaudited)

Note 1.  Basis of Presentation:

     In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. ("USTI") as of September 30, 1999 and December 31, 1998 and the results of operations and cash flows of USTI for the three and nine months ended September 30, 1999 and 1998. The consolidated results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Property and Equipment:

     Property and equipment at September 30, 1999 and December 31, 1998 consisted of the following:

                                       September 30,           December 31,
                                           1999                   1998
                                           ----                   ----

Leasehold improvements                 $    64,772             $   64,772
Furniture and fixtures                      40,655                 40,655
Equipment                                  957,063                923,841
                                         ---------              ---------
                                         1,062,490              1,029,268
Less accumulated depreciation
 and amortization                         (987,092)              (963,939)
                                         ---------              ---------
                                       $    75,398             $   65,329
                                         ---------              ---------

Note 3.  Other Assets:

     Other assets at September 30, 1999 and December 31, 1998 consisted of the following:

                                            Accumulated
September 30, 1999          Cost            Amortization            Net
------------------          ----            ------------            ---

Goodwill                $ 1,692,128       $ (1,329,428)        $  362,700
Purchased Software          594,644           (572,613)            22,031

December 31, 1998
-----------------
Goodwill                $ 1,692,128       $ (1,278,475)        $  413,653
Purchased Software          592,700           (559,399)            33,301

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 4.  Preferred Stock:

     The company is in arrears in the payment of dividends to holders of its Series B, D and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1999, are entitled to the payment of approximately $384,975 in dividends, which are currently in arrears. Holders of Series D Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1999, are entitled to the payment of approximately $336,860 in dividends, which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1999, are entitled to the payment of approximately $174,445 in dividends, which are currently in arrears.

     On October 5, 1999, the preferred stock holder elected its option to convert its 500,000 shares of the Company's Series D preferred stock into shares of the Company's common stock. There were dividends in arrears on the Series D preferred stock in the amount of $336,860, which was also converted into common stock. A total of 2,391,035 shares of the Company's common stock were issued as a result of this conversion.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Results of Operations
---------------------
     The Company derives its revenue from the licensing of its software packages, installation, training and custom modifications, maintenance agreements and equipment sales and commissions. Results of operations for the three month period ended September 30, 1999 include revenues of $518,279 and net income of $100,105 as compared to revenues of $425,831 and net income of $51,160 for the same period in 1998. Results for the nine month period ended September 30, 1999 include revenues of $1,549,226 and net income of $320,250 as compared to revenues of $1,211,662 and net income of $53,825 in 1998.

     The Company is continuing the development of its asystTM products, a Windows product line that operates in a single user or network environment and is seamlessly interfaced with the other Microsoft Office products. The asystTM product line currently includes a Fund Accounting system, a Utility Billing system and a Public Safety system and has been installed at over 300 locations. The Fund Accounting system includes General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts, and Payroll modules. The Utility Billing system includes Utility Billing, Meter Reader Interface, Bank Drafts and Budget Billing modules. The initial Public Safety system includes Master Name Index, Calls for Service, Offense Reports and UCR Reporting modules. The Company is currently developing its asystTM General Government products, which include Business and Animal Licenses, Code
Enforcement and Building Permits modules, and anticipates that the initial modules will be released in the 4th quarter of 1999. The Company believes that its asystTM product line will continue to offer its current and prospective customers with an attractive software solution, both from a financial and functionality standpoint and follows the trend of clients moving to PC networks. This trend resulted in a continued decrease in the licensing of the Company's DOS (QuestTM ) and mid-range (LegacyTM ) products to new accounts in 1999. The Company offers a Year 2000 version of certain QuestTM and LegacyTM modules and has received commitments to license this version of these products and is continuing to ship its Year 2000 version of the LegacyTM modules during 1999.

Three Month Period Ended September 30, 1999 and 1998
----------------------------------------------------
     The Company's total revenue increased 22% from $425,831 during the third quarter in 1998 to $518,279 in 1999. Software license fees increased 74% in 1999, due, in part, to an increase in the licensing of the Company's Year 2000 version of its LegacyTM products as well as an increase in the licensing of the Company's asystTM products. The Company continues to market its products to prospective customers, which it believes are best suited for its products. Installation and training increased to $60,966 in 1999 from $16,943 in 1998, due, in part, to an increase in the demand for custom programming related to the implementation of the Year 2000 version of the Company's LegacyTM products. Maintenance revenue decreased 14% during 1999, due, in part, to a decrease in the number of the Company's QuestTM and LegacyTM customers that elected to select maintenance coverage. Equipment and supplies sales increased 16% in 1999 as a result of an increase in the volume of computer equipment and forms sold in conjunction with its products

     Total costs and expenses increased 13% from $376,104 in 1998 to $425,088 in 1999. Salary expense increased 21% in 1999, due, in part, to an increase in incentives resulting from improved results of operations. Other general, administrative and selling expense decreased 7% in 1999 as a result of the Company's continued efforts to manage its expenses. Depreciation and amortization expense decreased 5% in 1999 as a result of a portion of the Company's assets becoming fully depreciated in 1999. Commission expense increased 68% in 1999 due to an increase in the volume of licensing Company's software. Cost of equipment and supplies sold increased 26% in 1999 as a result of increased sales of computer equipment and supplies during the period.

Nine Month Period Ended June 30, 1999 and 1998
----------------------------------------------
     The Company's total revenue increased 28% from $1,211,662 during the first nine months of 1998 to $1,549,226 in 1999. Software license fees increased 98% in 1999, due, in part, to an increase in the licensing of the Company's Year 2000 version of its LegacyTM products as well as an increase in the licensing of the Company's asystTM products. Installation and training increased to $228,470 during the first nine months of 1999 from $61,978 in 1998, due, in part, to an increase in the demand for custom programming related to the implementation of the Year 2000 version of the Company's LegacyTM products. Maintenance revenue decreased 12% during 1999, due, in part, to a decrease in the number of the Company's QuestTM and LegacyTM customers that elected to select maintenance coverage. Equipment and supplies sales increased 21% in 1999 as a result of an increase in the volume of computer equipment and forms sold in conjunction with its products.

     Total costs and expenses increased 8% from $1,160,893 in 1998 to $1,256,361 in 1999. Salary expense increased 18% in 1999, due, in part, to an increase in incentives resulting from improved results of operations. Other general, administrative and selling expense costs decreased 8% in 1999 as a result of continued efforts to control or reduce expenses. Depreciation and amortization expense decreased 12% as a result of a portion of the Company's assets becoming fully depreciated during the period. Commission expense increased 60% in 1999 due to an increase in the volume of licensing of the Company's products in 1999. Cost of equipment and supplies sold increased 26% as a result of increased sales of computer equipment and supplies during the period.


Liquidity and Capital Resources
-------------------------------
     The Company had net cash provided from operating activities of $352,324 during the nine months ended September 30, 1999, as compared to net cash provided by operations of $62,928 for the same period in 1998. Net cash of $35,166 was utilized during 1999 for investing in capital expenditures as compared to $15,126 in 1998.

     Management believes that its ability to generate positive cash flows from operations added to the Company's current cash balance (Over $800,000 as of September 20, 1999) will be adequate to meet its working capital requirements in the near future. However, if the Company is not able to continue to generate positive cash flows in the future by achieving a level of sales adequate to support the Company's cost structure, additional financing may be required, of which there can be no assurance.

     The Company had a $50,000 note payable to Ventana Growth Fund ("Ventana"), a related party. Ventana distributed this note to the limited partners in its fund in 1997. During 1998, the Company offered the note holders the option of extending each note for an additional two year period or receiving a partial payment of the balance due in full in final settlement of the principal and interest due to each note holder. As of December 31, 1998, there was $27,083 due to the remaining note holders and $43,457 of interest outstanding on these notes. In 1999 certain additional note holders opted to receive a partial payment totaling $1,000 in lieu of the balance due of $4,168 on the note and $6,702 of accrued interest resulting in a $9,870 gain on settlement of debt. As of September 30, 1999 there was $22,915 due to the remaining note holders and $38,195 of interest outstanding on these notes.

     As of September 30, 1999, the Company is in arrears in the payment of dividends to holders of its preferred stock. As of June 30, 1999, dividends were in arrears on Series B preferred stock in the amount of $384,975, on Series D preferred stock in the amount of $336,860 and on Series E preferred stock in the amount of $174,445.

     On October 5, 1999, the preferred stock holder elected its option to convert its 500,000 shares of the Company's Series D preferred stock into shares of the Company's common stock. There were dividends in arrears on the Series D preferred stock in the amount of $336,860, which was also converted into common stock. A total of 2,391,035 shares of the Company's common stock were issued as a result of this conversion.

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

                           Part II - Other Information

Item 1.  Legal Proceedings

     The Company is involved in the following legal proceedings:

     On December 10, 1993, Plaintiff County of Essex filed suit against USTI, USTEI, New Jersey Municipal Data Management ("MDM") and MDM's surety in Superior Court of New Jersey. The Company filed third party complaints against counsel representing the parties to the transaction for negligence in their representation on this matter. On April 26, 1999, a settlement was reached in this matter, with all parties, whereby this case was dismissed with prejudice upon the execution of the documentation necessary for the settlement and was reached without material adverse effect to the Company.

     The Company is also a defendant in various legal actions, which arose out of the normal course of business. In the opinion of management, none of these actions are expected to have a material effect on the consolidated results of operations or financial position of the Company.


Item 2.  Change In Securities

         Not Applicable


Item 3.  Defaults Upon Senior Securities

     The company is in arrears in the payment of dividends to holders of its Series B, D and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1999, are entitled to the payment of approximately $384,975 in dividends which are currently in arrears. Holders of Series D Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1999, are entitled to the payment of approximately $336,860 in dividends which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 1999, are entitled to the payment of approximately $174,445 in dividends which are currently in arrears.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable


Item 5.  Other Information

     On October 5, 1999, D&D Holdings elected its option to convert its 500,000 shares of the Company's Series D preferred stock into shares of the Company's common stock. There were dividends in arrears on the Series D preferred stock in the amount of $336,860, which were also converted into common stock. A total of 2,391,035 shares of the Company's common stock were issued as a result of this conversion.

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


                                    United Systems Technology, Inc.


Date:  November 12, 1999            By: /s/  Thomas E. Gibbs
                                        --------------------
                                        Thomas E. Gibbs, President
                                         and Chairman of the Board
                                        (Principal Executive Officer)

Date:  November 12, 1999            By: /s/  Randall L. McGee
                                        ----------------------
                                        Randall L. McGee, Secretary
                                         and Treasurer
                                       (Principal Financial and
                                         Accounting Officer)