Form 10KSB
period 1999-12-31
UNITED SYSTEMS TECHNOLOGY INC
filed 2000-03-31
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                              --------------------

                           For the Fiscal Year Ended:
                                December 31, 1999

                             Commission File Number
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


     AS OF MARCH 20, 2000 THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $13,409,947.


     As of March 20, 2000, there were 52,569,078 shares of the Registrant's Common Stock outstanding.

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

NARRATIVE DESCRIPTION OF BUSINESS

PRODUCTS

     The software applications offered by the Company consist of a comprehensive line fo management infromation systems, which were developed to specifically meet the unique requirements of local governmental entities. The software applications of the Company are offered through its LegacyTM, QuestTM and asystTM product lines. The Legacy TM product line operates on the IBM AS/400 mid-range computer system. The quest TM product line operates in a single user or small network PC dos enviorment.The asystTM product line operates in a single user or network Windows environment. An initial software sale typically averages between $1,500 and $40,000. The cost of the related hardware varies depending on the type of machine purchased as well as the amount of memory capacity, peripheral equipment and optional features obtained on the machine.

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

    GENERAL ADMINISTRATION

     This group includes software modules in the areas of building permits, animal licenses, business licenses and code enforcement.

    PUBLIC SAFETY

     This  group  includes  software  modules  in the  areas of  computer  aided
dispatch,  law  enforcement  records  management,   jail  management  and  court
administration.

     The Company has completed the development of several new software products, which significantly enhance the competiveness of its comprehensive software offering. These products are marketed under the asystTM brand name, were developed as Windows applications to "look and work like Microsoft Office", and include a Fund Accounting product line, a Utility Billing product line, a General Government product line and a Public Safety product line. The Fund Accounting product line includes General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts and Payroll modules. The Utility Billing product line includes Utility Billing, Meter Reader Interface, Bank Drafts and Budget Billing modules. The General Government product line includes Master and Land Directories, Business and Animal Licenses and Building Permits modules. The Public Safety product line includes Mater Name Index, Calls for Service, Offense Reports, Citations, State Interface, computer aided dispatch and UCR reports modules. The Company is currently developing additional modules for its asystTM product lines, including Code enforcement, service orders, alarm billing and Jail management modules, to add to its existing asystTM offerings and anticipates that these packages will be released in the 1st quarter of 2000. The Company derives its revenue principally from (i) licensing of its software packages, (ii) installation, training and customer support, (iii) maintenance agreements, and (iv) equipment and supplies sales.


    SOFTWARE PACKAGES

     The Company licenses its software packages under a perpetual nonexclusive and nontransferable license agreement.

    INSTALLATION, TRAINING AND CUSTOMER SUPPORT

     The Company provides services related to the training and implementation of the software packages to its customers. These services are delivered at the customer site, conducted in a classroom setting at the company's headquarters or as "remote" training through interactive computer-to-computer hookup. In the event that the customer requests additional functions from the product, which are not standard in the software packages, the Company provides custom programming services for these modifications.

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

     For the year ended December 31, 1999, the Company generated approximately 29% of its revenue from the sale of software, 14% from installation, training and customer support, 41% from software maintenance, and 16% from equipment and supplies sales.

MARKETING

     The Company markets its products on a nationwide basis. Marketing is conducted through its full-time sales staff in Dallas, Texas as well as through the Company's full-time sales representative located in Minneapolis, Minnesota.

     The Company's customers are primarily municipal governments with populations between 1,000 AND 100,000, county governments, police departments, emergency medical services providers and municipal court systems. The Company currently has over 1,600 customer installations nationwide. The Company proposes to sell computer equipment when selling its software, but the customer may obtain their computer equipment from a hardware manufacturer or dealer and then purchase one or more software modules from the Company.

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

     Approximately 30% of the Company's customers are located in Texas and Minnesota, and the remaining customers are located in various states nationwide.

COMPETITION

     The Company is aware of sizable, nationally prominent competitors, which market products that are similar to those of the Company. Numeraous other competitors are small, local vendors who often do not market standard application packages. Management believes that the comprehensive nature of its product offering, including the uniqueness of the new asystTM product line, has a positive impact on its competitive status.

EMPLOYEES

     The Company presently has 16 full-time employees, including its executive officers. In addition, from time to time, the Company engages the services of consultants and part-time employees.

RESEARCH AND DEVELOPMENT


     During 1999, the Company incurred approximately $100,000 in research and developemnt costs related to the development of its asystTM product line.


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

ITEM 2.  PROPERTIES

     The Company leases its 5,033 sqaure foot facility at 1850 Crown Road, Suite 1109, Dalls, Texas, 75234. The lease for this facility was entered into on September 30, 1997 for a sixty-two month lease term commencing on November 1, 1997 and expiring on December 31, 2002.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in the following legal proceedings:

     On December 10, 1993, Plaintiff County of Essex filed suit against USTI, USTEI, New Jersey Municipal Data Management ("MDM") and MDM's surety in Superior Court of New Jersey. The Company filed third party complaints against counsel representing the parties to the transaction for negligence in their representation on this matter. On April 26, 1999, a settlement was reached in this matter, with all parties, whereby this case was dismissed with prejudice without material adverse effect to the Company.

     Occasionally the Company is also a defendant in other legal actions, which arise out of the normal course of its business. In the opinion of management, none of these actions are expected to have a material effect on the consolidated results of operations or financial position of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1999.

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


                                        HIGH                 LOW
         QUARTER ENDED                BID PRICE           BID PRICE

         March 31, 1998                 $0.01               $0.01
         June 30, 1998                  $0.11               $0.01
         September 30, 1998             $0.06               $0.02
         December 31, 1998              $0.03               $0.02
         March 31, 1999                 $0.11               $0.02
         June 30, 1999                  $0.09               $0.04
         September 30, 1999             $0.15               $0.05
         December 31, 1999              $0.29               $0.10


     As of March 20, 2000, the Company had 474 shareholders of record and its common stock had a closing bid price of $0.30 per share and a closing asked price of 0.31 per share


     Holders of the Company's common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. However, no dividends on common stock have ever been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future. In addition, payment of dividends to holders of the Company's common stock are restricted pursuant to the terms of outstanding shares of preferred stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company derives its revenue from the licensing of its software packages, installation, training and customer modifications, maintenance agreements and sale of equipment and supplies. Results of operations for 1999 include revenues of $2,113,197 resulting in net income of $422,253 as compared to revenues of $1,856,973 and net income of $309,288 in 1998.


     The Company is continuing the development of additional modules for its asystTM products, a windows product line that operates in a single user or network enviorment and is seamlessly integrated with the Micrsoft Office products. The asystTM product line currently includes a Fund Accounting product line, a Utility Billing product line, a General Government product line and a Public Safety product line. The Fund Accounting product line includes General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts and Payroll modules. The Utility Billing product line includes Utility Billing, Meter Reader Interface, Bank Drafts and Budget Billing modules. The General Government product line includes Master and Land Directories, Business and Animal Licenses and Building Permits modules. The Public Safety product line includes Mater Name Index, Calls for Service, Offense Reports, Citations, State Interface, Computer Aided Dispatch and UCR Reports modules. the Company is currently developing additional modules for its asystTM product lines, uncluding Code Enforcement, Service Orders, Alarm Billing and Jail Management modules, to add to its existing asystTM offerings and anticipates that these packages will be released in the 1st quarter of 2000.

     The Company believes that its asystTM product line will continue to offer its current and prospective custoemrs an attractive software solution, both from a financial and functionality standpoint and follows the trend of clients moving to a Windows based PC networks. This trend resulted in an increase in the volume of licensing activity to new customers or the Company's asystTM products during 1999. The Company offered a Year 2000 compliant upgraded version of certain modules of the LegacyTM products which it shipped to those customers in 1999.

     The following table sets forth, for the period indicated, the relative percentage which certain items in the Consolidated Statements of Operations of the Company bear as a percent of total revenues and the percentage change in those items from period to period.

                                Percentage of Revenues
                               Yeear Ended December 31,
                                 1999            1998
                                 ----            ----

Revenue
 Software packages                29%             26%
 Installation, training and
  customer support                14%              6%
 Maintenance                      41%             53%
 Equipment and other              16%             15%
                                  ---             ---
                                 100%            100%

Costs and expenses
 Salaries                         44%             46%
 Other general administrative
  and selling expense             21%             22%
 Depreciation and amortization     6%              7%
 Commissions                       3%              3%
 Cost of equipment sold            8%              8%
                                  ---             ---
Total costs and expenses          82%             86%

Operating income                  18%             14%

Non-operating income               2%              -

Income before extraordinay item   20%             14%

Extraordinay item                  -               3%

Net income                        20%             17%

1999 VS 1998
------------
     The Comany's total revenue increased 14% for the year ended December 31, 1999 from $1,856,973 in 1998 to $2,113,197 in 1999. Software license fees increased 27% in 1999 due, in part, to a 44% increase in the licensing of the Company's asystTM products and the license fees related to the Year 2000 compliant version of its LegacyTM products. The Company continues to market its products toward prspective customers, which it believes are best suited for its products. Installation, training and customer support revenue increased 171% in 1999 due, in part to, an increased demand for custom programming related to the implemantation of the Year 2000 version of the Company's LegacyTM products. Maintenance revenue decreased 12% in 1999, due, in part, to a decrease in the number of the Company's QuestTM and LegacyTM customers that elected to select maintenance coverage. This decrease was partially offsett by an increase in maintenance from new asystTM customers. Equipment sales and supplies increased 21% as a result of an increase in the volume of computer equipment and forms sold in conjunction with its software products.


     Total cost and expenses increased 7% for the year ended December 31, 1999 from $1,608,003 in 1998 to $1,727,176 in 1999. Salary expense increased 8% in 1999 due to an increase in incentives resulting from the improved results of operations. Depreciation and amortization expense decreased 10% in 1999 from 1998 as a result of many previously purchased assets becoming fully depreciated in 1999. Commission expenses increased 24% in 1999 as a result of the increased licensing of the Company's software procusts in 1999. Cost of equipment sold increased 27% in 1999 as a result of increased sales of computer equipment and supplies in 1999.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company had net cash provided by operating activities of $ 470,274 during 1999 as compared to $294,909 provided in 1998. This increase in cash provided was primarilly the result of the improvement in the results of operations in 1999 as compared to 1998. Net cash of$56,996 was utilized in 1999 for the purchase of equipment necessary for the sales, development and support of its products.

     Management believes that its ability to generate positive cash flows from operations, in addition to its existing cash balances will be adequate to meet its working capital requirements in the near future. However, if the Company is not able to continue to generate positive cash flows in the future by achieving a level of sales adequate to support the Company's cost structure, additional financing may be required, of which there can be no assurance.

     The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of December 31, 1999, dividends were in arrears on the Series B preferred stock in the amount of $393,800 and on Series E preferred stock in the amount of $179,735.

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

YEAR 2000
---------
     Until just a few years ago, most computer programs were written to define an applicable year byusing two digits for the year instead of four. The effect on a computer program that was written in such a way is to define a year that is entered with the two digits "00" as 1900 rather than 2000. When the Year 2000 arrived, any computer programs that were written in the manner EITHER have to be modified to accept a date in the 21st century or the programs had to be replaced. This issue not only effected the Company's internal automated information systems but also effected the software products the Comapny develps, support and markets to its customers. The Company evaluated the computer programs it utilizes internally for its information systems and determined that all os its systems were Year 2000 compliant. The Company's asystTM product line is Year 2000 compliant. The Company's customers that are utilizing the LegacyTM and QuestTM product lines are being offered a Year 2000 compliant version of certain packages within these product lines or are being encouraged to migrate to the Company's products that are Year 2000 compliant. Based on currently available information, the Company does not anticipate that the costs to address the issues related to the Year 2000 will have a material adverse impact on the Company's financial condition, results of operations or liquidity.

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

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 United Systems Technology, Inc. and Subsidiary
                   Index to Consolidated Financial Statements
                           And Supplementary Schedules
                                                                   PAGES
                                                                   -----

Report of Independent Certified Public  Accountants                 F-1

Consolidated Financial Statements

     Balance sheets as of December 31, 1999 and 1998                F-2
     Statements of income for the years
      ended December 31, 1999 and 1998                              F-3
     Statements of stockholders' equity for the years
      ended December 31, 1999 and 1998                              F-4
     Statements of cash flows for the years
      ended December 31, 1999 and 1998                              F-5
     Notes to Consolidated Financial Statements                     F-6 to F-13

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of  Directors and Stockholders
United Systems Technology, Inc.

     We have audited the accompanying consolidated balance sheets of United Systems Technology, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Systems Technology, Inc. and subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ GRANT THORNTON LLP


Dallas, Texas
February 18, 2000

                 United Systems Technology, Inc. and Subsidiary
                          Consolidated Balance Sheets
                           December 31, 1999 and 1998


                                                     1999           1998
                                                     ====           ====
     Assets
Current Assets
 Cash and cash equivalents                        $  922,838     $  478,008
 Trade accounts receivable, less allowance for
  doubtful accounts of $25,000 in 1999 and 1998      216,577        329,708
                                                   ---------      ---------
  Total current assets                             1,139,415        807,716
                                                   ---------      ---------

Property and equipment at cost, net                   86,572         65,329
Goodwill, net                                        345,715        413,653
Purchased software, net                               19,878         33,301
Deposits and other                                    18,824          5,139
                                                   ---------      ---------
                                                     470,989        517,422
                                                   ---------      ---------

Total Assets                                      $1,610,404     $1,325,138
                                                   ---------      ---------

     Liabilities and Stockholders' Equity
Current Liabilities
 Notes payable - related party                    $   22,915     $    -
 Current portion of capital lease obligations                         2,448
 Trade accounts payable, including $113,200
  payable to a related party in 1999 and 1998        171,208        182,366
  Accrued payroll                                    157,611        110,806
  Accrued interest - related party                    38,673         43,457
  Other accrued expenses                              58,078         83,241
  Deferred revenue                                   512,109        701,180
                                                   ---------      ---------
 Total current liabilities                           960,594      1,123,498

Notes payable - related party                            -           27,083
                                                   ---------      ---------

Total Liabilities                                 $  960,594     $1,150,581
                                                   ---------      ---------

Commitments and contingencies                            -              -

     Stockholders' Equity
Preferred stock, convertible, voting, cumulative,
 par value $.10 per share; authorized 5,000,000
 shares; issued and outstanding, 500,000 shares
 of Series B, 300,000 shares of Series E,
 aggregate liqudating preference of $800,000 in
 1999 and $1,300,000 in 1998                          80,000        130,000
Common stock, par value $.10 per share; authorized
 100,000,000 shares; issued and outstanding
 51,569,078 and 48,178,043 shares in 1999 and
 1998, respectively                                5,156,908      4,817,804
Additional paid-in capital                         3,097,457      3,333,561
Accumulated deficit                               (7,644,555)    (8,066,808)
                                                   ---------      ---------
                                                     689,810        214,557
Less stock purchase notes receivable                  40,000         40,000
                                                   ---------      ---------
Total Shareholders' Equity                           649,810        174,557
                                                   ---------      ---------

Total Liabilities and Shareholders' Equity        $1,610,404     $1,325,138
                                                   ---------      ---------

    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                       Consolidated Statements of Income
                        For The Years Ended December 31,

                                                     1999           1998
                                                     ====           ====

Revenue
 Software packages                                $  612,679     $  482,922
 Installation, training and customer support         296,647        109,527
 Maintenance                                         872,920        992,005
 Equipment sales and supplies                        313,554        260,139
 Other                                                17,397         12,380
                                                   ---------      ---------
                                                   2,113,197      1,856,973
                                                   ---------      ---------
Costs and Expenses
 Salaries                                            936,833        870,539
 Other general, administrative and
  selling expense                                    380,782        363,777
 Depreciation and amortization                       117,116        130,243
 Rent                                                 54,928         54,878
 Commissions                                          60,578         48,971
 Cost of equipment sold                              176,939        139,595
                                                   ---------      ---------
                                                   1,727,176      1,608,003
                                                   ---------      ---------
Operating Income                                     386,021        248,970
                                                   ---------      ---------
Nonoperating (expense) income
 Interest expense                                     (2,044)        (4,057)
 Interest income                                      28,406         10,662
                                                   ---------      ---------
                                                      26,362          6,605
                                                   ---------      ---------
Net income before extraordinary income               412,383        255,575

Extraordinary gain on settlement of debt               9,870         53,713
                                                   ---------      ---------

Net income                                           422,253        309,288

Preferred stock dividend requirement                 (82,177)       (91,000)
                                                   ---------      ---------

Income allocable to common shareholders           $  340,076     $  218,288
                                                   ---------      ---------
Net income per common share before
 extraordinary item - basic and diluted           $     0.01     $      NIL
Extraordinay gain on settlemetn of debt                  NIL            NIL
                                                   ---------      ---------
Net income per common share after
 extraordinary item - basic and diluted           $     0.01     $      NIL
                                                   ---------      ---------

Weighted average number of common shares
 outstanding - basic                              48,930,152     44,630,098
                                                  ----------     ----------
               diluted                            61,729,244     44,630,098
                                                  ---------      ----------

    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                Consolidated Statements of Stockholders' Equity
                        For the Years Ended December 31,

                                                             Stock
                                     Additional             Purchase
              Capital Stock Issued    Paid-In   Accumulated   Note
              Preferred    Common     Capital     Deficit  Receivable   Total
              =========    ======     =======     =======  ==========   =====
Balance Jan 1,
1998          $ 130,000  $4,317,804 $3,768,561 $(8,376,096) $   -     $(159,731)

Sale of
 5,000,000
 shares of
 common stock               500,000   (450,000)              (40,000)    10,000
Recognition of
 deferred
 compensation on
 sale of stock                          15,000                           15,000
Net income                                         309,288              309,288
              ---------  ---------- ---------- ------------ --------- ---------
Balance December
 31, 1998     $ 130,000  $4,817,804 $3,333,561 $(8,066,808) $(40,000) $ 174,557

Conversion of
 Series D
 preferred
 stock to
 common stock   (50,000)    239,104   (189,104)                            -
Exercise stock
 options                    100,000    (65,000)                          35,000
Recognition of
 deferred
 compensation
 on sale of
 stock                                  18,000                           18,000
Net income                                         422,253              422,253
              ---------  ---------- ---------- ------------ --------- ---------
Balance December
 31, 1999     $  80,000  $5,156,908 $3,097,457 $(7,644,555) $(40,000) $ 649,810
              =========  ========== ========== ============ ========= =========


    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                        For the Years Ended December 31,

                                                     1999           1998
                                                     ====           ====
Cash flows in operating activities:

 Net Income                                       $ 422,253      $ 309,288

 Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Depreciation and amortization                    117,116        130,243
   Recognition of deferred compensation costs
    on employee stock purchase                       18,000         15,000
   Extraordinary gain on settlement of debt          (9,870)       (53,713)

  Change in operating assets and liabilities:
   Trade accounts receivable                        113,131       (113,015)
   Prepaid expenses                                    -             6,165
   Deposits and other                               (13,685)          (140)
   Trade accounts payable                           (11,158)         5,050
   Accrued expenses                                  23,558         74,336
   Deferred revenue                                (189,071)       (78,305)
                                                   ---------      ---------
Net cash provided by operating activities         $ 470,274      $ 294,909
                                                   ---------      ---------
Cash Flows from investing activities:
 Property and equipment additions                   (56,996)       (21,925)
                                                   ---------      ---------
Cash flows from financing activities:
 Exercise of common stock options                    35,000           -
 Sale of common stock                                  -            10,000
 Payment of notes payable                            (1,000)        (5,500)
 Payments on capital lease obligations               (2,448)        (4,283)
                                                   ---------      ---------
Net cash provided from financing activities          31,552            217

Increase in cash and cash equivalents               444,830        273,201
Cash and cash equivalents, beginning of year        478,008        204,807
                                                   ---------      ---------
Cash and cash equivalents, end of year            $ 922,838      $ 478,008
                                                   =========      =========

 The accompanying notes are an integral part of the financial statements.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

1. Summary fo Significant Accounting Policies:

   Nature of Operations

     The Company is engaged in the business of developing, supporting and marketing computer software products to county and local governments located throughout the United States.

   Basis of Presentation

     The financial include the accounts of United Systems Technology, Inc. ("USTI") and its wholly-owned subsidiary, United Systems Technology East, Inc. ("USTEI"). All intercompany transactions and balances have been eliminated.

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

   Other Assets

     Goodwill represnets the excess of the total acquisition cost over the fair value of the net assets acquired of Municipal Software Consultants, Inc. ("MSC"), acquired in 1986 and QDS Acuisitions, Inc.("QDS") acquired in 1995. The gooswill resulting from the MCS acquisition is being amortized using the straight-line method over 20 years from date of acquisition. The goodwill resulting from the QDS acquisition is being amortized using the straight-line method over 10 years from date of acquisition. Purchased software represent assets acquired in the MDM and QDS acquisitions, and are being amortized using the straight-line method over a five-year period.

   Revenue Recognition

     The Company recognizes revenue from the initial license for computer software product sales upon delivery of a software package. Revenue from installation, training and customer support is recognized in the period in which the services are provided. Revenue from contracts to maintain its computer software products is recognized over the term of the contracts.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

1. Summary fo Significant Accounting Policies (CONT'D.):

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

   Earning per Common Share

     The Company computes basic earnings per common share based on the weighted-average number of common shares outstanding. Diluted earnings per share are computed based on the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued

   Financial Instruments

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

   Use of Estimates

     In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent asset and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

2. Property and Equipment:
                                             1999              1998
                                             ----              ----
     Leasehold improvements             $   66,416        $   64,772
     Furniture and fixtures                 40,655            40,655
     Equipment                             974,789           923,841
                                         ---------         ---------
                                         1,081,860         1,029,268

     Less accumulated depreciation
      and amortization                    (995,288)         (963,939)
                                         ---------         ---------
                                        $   86,572        $   65,329
                                         =========         =========

3. Other Assets:
                                               Accumulated
                                  Cost         Amortization         Net
                                  ----         ------------         ---
     1999
     ----
     Goodwill                  $ 1,692,128     $(1,346,413)     $  345,715
     Purchased Software            597,104        (577,226)         19,878

     1998
     ----
     Goodwill                  $ 1,692,128     $(1,278,475)     $  413,653
     Purchased software            592,700        (559,399)         33,301


4. Capital Stock:

   Common Stock

     In September 1998, the Company sold 5,000,000 shares of common stock to four members of management at a price of $.01 per share. The fair market value of the common stock on the date of the transaction was $.022 per share.

   Preferred Stock

     The Company's articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock with a par value of $.10 per share. The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution.

     Series B Preferred Stock provide for, among other things:(i) a cumulative dividend of $.07 per share per annum, payable quarterly, which must be paid prior to the payment of a dividend to holders of the Company's common stock;
(ii) a liquidation preference of $1.00 per share plus accrued but unpaid dividends paid prior to any distribution to holders of common stock and Series C preferred stock; (iii) the right to convert each share plus accrued but unpaid dividends into common stock; (iv) the right to vote on all matters submitted to a vote of stockholders of the Company; and (v) redemption at the Company's option at a redemption price of $1.00 per share plus all accrued and unpaid dividends. As of December 31, 1999 the 500,000 oustanding shares of Series B preferred stock were entiltled to be converted into 4,468,995 shares of common stock and were entitled to 4,468,995 votes on all matters submitted to a vote of stockholders of the Company. at December 31, 1999 cumulative dividends of approximately $393,800 were in arrears.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

4. Capital Stock:(CONT'D.):

     Series E Preferred Stock provide for, among other things:(i) a cumulative dividend of $.07 per share per annum, payable quarterly, which must be paid prior to the payment of a dividend to holders of the Company's common stock;
(ii) a liquidation preference of $1.00 per share plus accrued but unpaid dividends paid prior to any distribution to holders of common stock and Series C preferred stock; (iii) the right to convert each share plus accrued but unpaid dividends into common stock; (iv) the right to vote on all matters submitted to a vote of stockholders of the Company; and (v) redemption at the Company's option at a redemption price of $1.00 per share plus all accrued and unpaid dividends. As of December 31, 1999 the 300,000 outstanding shares of Series E preferred stock were entiltled to be converted into 2,398,685 shares of common stock and were entitled to 2,398,685 votes on all matters submitted to a vote of stockholders of the Company. At December 31, 1999, cumulative dividends of approximately $179,735 were in arrears.

5. Commitments and Contingencies:

   Operating Leases

     The Company leases certain office facilities under a non-cancelable lease agreement which expires December 31, 2002. The future minimum annual lease payments under this lease are $49,070 from 1999 through 2002. Rent expense was $54,930 and $54,878 in 1999 and 1998, respectively.

6. Common Stock Options and Warrants:

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

     Compensation costs for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. If the Company recognized compensation expense based upon the fair value at the grant date for options under the Plan, the Company's 1999 and 1998 net income and net income per common share would have increased to the pro forma amounts indicated as follows:

                                                     1999          1998
                                                     ----          ----
   Net income allocable to common shareholders
       As reported                                $ 340,076     $ 218,288
       Pro forma                                  $ 185,364     $ 159,476

   Net income per common share
       As reported                                  $  0.01       $   NIL
       Pro forma                                    $   NIL       $   NIL

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

6. Common Stock Options and Warrants:(CONT'D.):

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, expected volatility of 415%; risk free interest rate of 6.32%; no dividend yield; and expected lives of 4 years in 1999 and five years in 1998.

     The pro forma amounts presented are not representative of the amounts that will be disclosed in the future because they do not take into effect pro forma expenses related to grants before 1996.

     Additional information with respect to options outstanding at December 31, 1999, and the changes for each of the two years in the period then ended was as follows:
                                                            1999
                                                  ------------------------
                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                    Shares         Price
                                                    ------         -----
       Outstanding at beginning of year            7,852,500        $.04
       Granted                                     3,950,500         .05
       Exercised                                  (1,000,000)        .04
       Foreited                                     (215,000)        .05
                                                  ----------         ---

       Outstanding at end of year                  10,587,500        $.04
                                                  ----------         ---

       Options exercisable at December 31, 1999    5,587,500        $.04
                                                  ----------         ---
       Weighted average fair value per share of
        options granted during 1999                                 $.05
                                                                     ---

                                                            1998
                                                  ------------------------
                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                    Shares         Price
                                                    ------         -----
       Outstanding at beginning of year            7,890,000        $.04
       Granted                                          -             -
       Foreited                                      (37,500)        .05
                                                   ---------         ---

       Outstanding at end of year                  7,852,500        $.04
                                                   ---------         ---

      Options exercisable at December 31, 1998     5,330,625        $.04
                                                   ---------         ---

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

6. Common Stock Options and Warrants:(CONT'D.):

     Information about stock options outstanding at December 31, 1999 is summarized as follows:

                                         Options Outstanding
                            --------------------------------------------------
                                          Weighted Average
                              Number         Remaining        Weighted Average
Range of Exercise Prices    Outstanding   Contractual Life      Exercise Price
------------------------    -----------   ----------------    ----------------
    $.01 to $.05             8,337,500       2.4 years             $.04
    $.06 TO $.10             2,250,000       1.5 years             $.06
                            ----------
                            10,587,500
                            ----------

                                    Options Exercisable
                            --------------------------------
                               Number       Weighted Average
Range of Exercise Prices    Exercisable      Exercise Price
------------------------    -----------     ----------------
    $.01 to $.05             4,712,500           $.03
    $.06 TO $.10               875,000           $.06
                             ---------
                             5,587,500
                             ---------

   Stock Purchase Warrants

     As of December 31, 1999 common stock purchase warrants had been issued primarily to officers, directors adn employees including warrants to purchase 1,000,000 shares at $.035 per share issued to a Director of the Company for the issuance of a letter of credit to collateralize debt of the Company. As of December 31, 1999, these warrants are fully vested: No warrants were issued in 1999 or 1998.

                 Expiration           Exercise
                    Date               Price         Shares
                 ------------       -----------      ------
                 Aug  9, 2000          $.035       1,000,000
                 Sep 30, 2000          $.050         514,585
                                                   ---------
                                                   1,514,585
                                                   ---------

7. Income Taxes:

     At December 31, 1999, the Company has net operating loss carry-forwards of approximately $2,489,000. These carry-forwards expire from 2000 through 2011. Additionally, the Company has approximately $71,000 in unused general business tax credits available to directly offset future income tax liabilities and $624,000 in capital loss carry-forwards available to offset future capital gains.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

7. Income Taxes:(CONT'D.):

     For the years ended December 31, 1999 and 1998 the difference between the effective federal income tax rate and the amounts determined by applying the statutory federal income tax rate to income before provision for federal income tax was as follows:

                                                     1999          1998
                                                    Amount        Amount
                                                    ------        ------

         Federal income tax at statutory rate     $ 143,570     $ 105,160
         Amortization of goodwill                    23,100        23,100
         Other                                       (7,270)        6,440
         Change in valuation allowance             (159,400)     (134,700)
                                                   ---------     ---------
                                                  $    -        $    -
                                                   =========     =========


     Because of losses from operations in recent years, the Company has recorded a valuation allowance equal to the net deferred tax asset.

     The components of the deferred tax accounts as of December 31, 1999 and 1998 are as follows:
                                                    1999          1998
                                                   ------        ------
      Deferred tax assets:
       Net operating losses carried forward     $  846,400     $  992,600
       Capital losses carried forward              212,300        212,300
       Deferred revenue                            174,100        238,400
       Accounts payable and accrued expenses       132,100        117,500
       General business tax credits                 71,000         71,000
                                                ----------     ----------
      Total deferred tax asset                  $1,435,900     $1,631,800
                                                ----------     ----------

      Deferred tax liabilities:
       Accounts receivable                          88,500        126,000
       Purchased software,property and equipment    27,900         26,900
                                                ----------     ----------
       Total deferred tax liability                116,400        152,900
                                                ----------     ----------

      Net deferred tax asset before valuation
        allowance                                1,319,500      1,478,900

      Less valuation allowance                   1,319,500      1,478,900
                                                 ---------      ---------

      Net deferred tax asset                    $     -        $     -
                                                 =========      =========

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

9. Employee Benefit Plans:

     Effective  January 16, 1992, the Company  established  the USTI  Employee's
401(K) Profit Sharing Plan and Trust (the "Plan"), which is a defined contribution plan that covers substantially all full-time employees of the Company eligible to participate. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and
Section 401(K) of the Internal Revenue Code. The Company made contributions for the benefit of the participants in the plan in the amount of $5,305 and $4,095 for the years ended December 31, 1999 and 1998, respectively.

ITEM  8.  Changes In and Disagreements With Accountants On Accounting
           and Financial Disclosure

     The Company has had no disagreements with its Independent Accountants on accounting and financial disclosure matters.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 2000 Annual Meeting of Shareholders under the captions "Election of Directors" and "Executive Officers." Such information is incorporated herein by reference therefrom.


ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 2000 Annual Meeting of Shareholders under the caption "Management Compensation." Such information is incorporated herein by reference therefrom.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 2000 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management." Such information is incorporated herein by reference therefrom.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 2000 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions." Such information is incorporated herein by reference therefrom.

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

         3.       EXHIBITS

     The following documents are filed as exhibits herewith, unless otherwise specified, and are incorporated herein by this reference:

Exhibit
Number
-------
3.1 Amended and Restated Articles of Incorporation of the Company as filed on November 21, 1986 with the Secretary of State of the State of Iowa. (Incorporated by reference, Registration Statement on Form S-1, File No. 33-9574, Exhibit 3.11)

3.2 Articles of Merger of Municipal Software Consultants, Inc. into United Systems Technology, Inc., as filed on December 31, 1986 with the Secretaries of State of the States of Iowa and Texas. (Incorporated by reference, Annual Report on Form 10-K for the fiscal year ended December 31, 1986, Exhibit 3.2)

3.3 Statement Establishing and Designating Series B Preferred Stock of the Company, as filed on June 13, 1988 with the Secretary of State of the State of Iowa. (Incorporated by reference, Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, Exhibit 4.1)

3.4 Statement Establishing and Designating Series C Preferred Stock of the Company, as filed on June 13, 1988 with the Secretary of State of the State of Iowa. (Incorporated by reference, Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, Exhibit 4.2)

Exhibit
Number
-------

3.5 Articles of Amendment to the Articles of Incorporation of the Company, as filed on July 15, 1988 with the Secretary of State of the State of Iowa. (Incorporated by reference, Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, Exhibit 3.1)

3.6 By-Laws of the Company, as amended and currently in effect. (Incorporated by reference, Registration Statement on Form S-1, File No. 33-9574,
      Exhibit 3.6)

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

10.2 Agreement Regarding Preferred Stock Purchase, Warrant Purchase and Loan, dated October 16, 1986, by and between the Company and Ventana Growth Fund.(Incorporated by reference, Registration Statement on Form S-1, File No.33-9574, Exhibit 10.10)

10.3 Preferred Stock Purchase Agreement, dated October 28, 1986, by and between the Company and Ventana Growth Fund. (Incorporated by reference, Registration Statement on Form S-1, File No. 33-9574, Exhibit 10.17)

10.4 Promissory Note, dated October 16, 1986, in the amount of $150,000.00, from the Company to Ventana Growth Fund. (Incorporated by reference, Registration Statement on Form S-1, File No. 33-9574, Exhibit 10.19)

10.5 Stock Purchase Agreement, dated June 8, 1988, by and between the Company and Farm Bureau Mutual Insurance Company. (Incorporated by reference, Quarterly Report on Form 10-Q for the quarter ended June 30, 1988,
      Exhibit 19.1)

10.6 Preferred Stock Exchange Agreement, dated June 8, 1988, by and between the Company and Ventana Growth Fund. (Incorporated by reference, Quarterly Report on Form 10-Q for the quarter ended June 30, 1988,
      Exhibit 19.2)

10.7 Purchase Agreement, dated February 15, 1990, by and between the Company and International Technology Group, Inc. (Incorporated by reference, Form 8-K Current Report dated February 15, 1990, Exhibit 10.1)

Exhibit
Number
-------
10.8 Assignment and Assumption Agreement, dated February 15, 1990, by and between the Company and International Technology Group, Inc. assigning all relevant rights and interest in a maintenance agreement with Grumman Systems Support Corp. to the Company. (Incorporated by reference,
      Form 8-K Current Report dated February 15, 1990, Exhibit 10.2)

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

                                       UNITED SYSTEMS TECHNOLOGY, INC.

DATE: MARCH 29, 2000                   BY:  /S/  THOMAS E. GIBBS
                                            --------------------
                                            Thomas E. Gibbs,
                                            Chief Executive Officer and
                                             Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE: MARCH 29, 2000                   BY: /S/  THOMAS E. GIBBS
                                           --------------------
                                           Thomas E. Gibbs,
                                           Chief Executive Officer and
                                            Chairman of the Board
                                            (Principal Executive Officer)

DATE: MARCH 29, 2000                   BY: /S/  RANDALL L. MCGEE
                                           ---------------------
                                           Randall L. McGee,
                                           Secretary and Treasurer
                                            (Principal Financial &
                                             Accounting Officer)


DATE: MARCH 29, 2000                   BY:  /S/  SCOTT BURRI
                                            ----------------
                                            Scott Burri, Director


DATE: MARCH 29, 2000                   BY:  /S/  JORDAN ISSACKEDES
                                            ----------------------
                                            Jordan Issackedes, Director


DATE: MARCH 29, 2000                   BY:  /S/  EARL COHEN
                                            ---------------
                                            Earl Cohen, Director