Form 10QSB
period 2000-03-31
UNITED SYSTEMS TECHNOLOGY INC
filed 2000-05-15
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           --------------------------

 For the Quarter Ended:                              Commission File Number
   March 31, 2000                                          0 - 9574

                           --------------------------


                         UNITED SYSTEMS TECHNOLOGY, INC.

        Iowa                                            42  -1102759
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

                          YES __X__        No ______

     As of March 31, 2000 there were 54,069,078 shares of the registrant's Common Stock, par value $0.10 per share, outstanding.

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

     These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements which are included in the annual report on Form 10-KSB for the fiscal year ended December 31, 1999.

                 United Systems Technology, Inc. and Subsidiary
                           Consolidated Balance Sheets


                                                  March 31
                                                   2000         December 31,
                                                (Unaudited)         1999
                                                -----------     -----------
Current Assets
 Cash and cash equivalents                      $   720,465     $   922,838
 Trade accounts receivable, less allowance for
  doubtful accounts of $25,000 at March 31,
  2000 and December 31, 1999                        262,126         216,577
                                                  ---------       ---------
   Total Current Assets                             982,591       1,139,415
                                                  ---------       ---------

Property and equipment, net                         114,462          86,572
Goodwill, net                                       385,331         345,715
Purchased software, net                              65,264          19,878
Deposits and other                                   50,398          18,824
                                                  ---------       ---------
                                                    615,455         470,989
                                                  ---------       ---------

   Total Assets                                 $ 1,598,046     $ 1,610,404
                                                  =========       =========

   Liabilities and Stockholders' Equity
Current Liabilities
 Notes payable - related party                  $    22,915     $    22,915
 Trade accounts payable, including $113,200
  payable to a related party at March 31,
  2000 and December 31, 1999                        173,199         171,208
 Accrued payroll                                     21,849         157,611
 Accrued interest - related party                    39,144          38,673
 Other accrued expenses                              59,671          58,078
 Deferred revenue                                   544,195         512,109
                                                  ---------       ---------
   Total Current Liabilities                        860,973         960,594

   Total Liabilities                                860,973         960,594
                                                  ---------       ---------
Commitments and contingencies                          -               -

   Stockholders' Equity
Preferred stock, convertible, voting, cumulative,
 par value $.10 per share; authorized 5,000,000
 shares; issued and outstanding,  500,000 shares
 of Series B and 300,000 shares of Series E,
 aggregate liquidating preference of $1,300,000
 ($1.00 per share)                                   80,000          80,000
Common stock, par value $.10 per share;
 authorized 100,000,000 shares; issued and
 outstanding 54,069,078 at March 31, 2000
 and  51,569,078 at December 31, 1999             5,406,907       5,156,908
Additional paid-in capital                        2,939,458       3,097,457
Accumulated deficit                              (7,649,292)     (7,644,555)
                                                  ---------       ---------
                                                    777,073         689,810
Less stock purchase note receivable                  40,000          40,000
                                                  ---------       ---------
   Total Stockholders' Equity                       737,073         649,810

   Total Liabilities and Stockholders' Equity   $ 1,598,046     $ 1,610,404
                                                  =========       =========


    The Accompanying Notes Are An Intrefal Part of the Financial Statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                     2000            1999
                                                     ----            ----
Revenue
 Software packages                              $    60,408     $   125,575
 Installation, training and
  customer support                                   28,411          89,162
 Maintenance                                        193,633         230,328
 Equipment and supplies sales                        70,981          68,133
 Other                                                2,094           4,274
                                                  ---------       ---------
                                                    355,527         517,472
                                                  ---------       ---------
Costs and Expenses
 Salaries                                           195,645         226,936
 Other general, administrative and
  selling expense                                   105,987         117,762
 Depreciation and amortization                       29,272          28,566
 Commissions                                          2,725           4,410
 Cost of equipment and supplies sold                 36,967          38,292
                                                  ---------       ---------
                                                    370,596         415,966
                                                  ---------       ---------
Income (loss) From Operations                       (15,069)        101,506
                                                  ---------       ---------

Nonoperating Income (Expense)
 Interest expense                                      (471)           (551)
 Interest income                                     10,803           5,521
                                                  ---------       ---------
                                                     10,332           4,970
                                                  ---------       ---------

Net Income (Loss) Before Extraordinary Item          (4,737)        106,476

Extraordinary Gain on Settlement of Debt                -             9,870
                                                  ---------       ---------

Net Income (Loss)                                    (4,737)        116,346

Preferred stock dividend requirements               (13,961)        (22,440)
                                                  ---------       ---------

Income (loss) available for common stockholders $   (18,698)    $    84,036
                                                  =========       =========

Net Income (Loss) per Common Share Before
 Extraordinary Item                             $       NIL     $       NIL
Extraordinary Gain on Ssttlement of Debt                NIL             NIL
                                                  ---------       ---------
Net Income (Loss) per Common Share After
 Extraordinary Item                             $       NIL     $       NIL
                                                  =========       =========
Weighted Average Number of Common
 Shares Outstanding                              52,091,057      48,178,043
                                                 ==========      ==========


    The Accompanying Notes Are An Intrefal Part of the Financial Statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
            For the Three Month Period Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                     2000            1999
                                                     ----            ----
Cash flows in operating activities:
 Net Income (Loss)                               $   (4,737)    $   116,346

 Adjustments to reconcile net income (loss)
  to net cash (used in) provided by operating
  activities:
    Depreciation and amortization                    29,272          28,566
    Recognition of deferred compensation costs
     on employee stock purchase                       4,500            -
    Extraordinary gain on settlement of debt            -            (9,870)


  Change in Operating Assets and Liabilities:
    Accounts receivable                              67,931          86,236
    Deposits and other                              (30,598)         (5,350)
    Accounts payable                                  1,991         (26,564)
    Accrued expenses                               (133,697)          9,305
    Deferred revenue                                (49,617)        (56,445)
                                                  ---------       ---------
Net Cash (Used In) Provided by Operating
 Activities                                      $ (114,955)    $   142,224
                                                  ---------       ---------

Cash Flows From Investing Activities:
 Property and equipment additions                    (5,418)         (8,865)
 Purchase of CPS assets                            (200,000)            -
 Sale of CPS assets                                  30,500             -
                                                  ---------       ---------
Net Cash Used in Investing Activities              (174,918)         (8,865)
                                                  ---------       ---------

Cash Flows From Financing Activities:
 Exercise of common stock options                    87,500            -
 Payments of notes payable                             -             (1,000)
 Payments on capital lease obligations                 -               (591)
                                                  ---------       ---------
Net Cash Provided by (Used In) Financing
 Activities                                          87,500          (1,591)
                                                  ---------       ---------

(Decrease) increase in cash and cash equivalents   (202,373)        131,768
Cash and cash equivalents, beginning of year        922,838         478,008
                                                  ---------       ---------

Cash and Cash Equivalents, End of Period         $  720,465     $   609,776
                                                  =========       =========


  The Accompanying Notes Are An Intrefal Part of the Financial Statements.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Basis of Presentation:

     In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. ("USTI") as of March 31, 2000 and December 31, 1999 and the results of operations and cash flows of USTI for the three months ended March 31, 2000 and 1999. The consolidated results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Property and Equipment:

     Property and equipment at March 31, 2000 and December 31, 1999 consisted of the following:

                                                   March 31,     December 31,
                                                     2000            1999
                                                     ----            ----
Leasehold improvements                           $   66,571     $    66,416
Furniture and fixtures                               48,655          40,655
Equipment                                         1,003,051         974,789
                                                  ---------       ---------
                                                  1,118,277       1,081,860
Less Accumulated depreciation
 and Amortization                                (1,003,815)       (995,288)
                                                  ---------       ---------

                                                 $  114,462     $    86,572
                                                  ---------       ---------

NOTE 3.  Other Assets:

     Other assets at March 31, 2000 and December 31, 1999 consisted of the following:

                                                 Accumulated
MARCH 31, 2000                   COST            Amortization         Net
--------------                   ----            ------------         ---

Goodwill                    $ 1,747,875         $(1,362,544)    $   385,331
Purchased Software              647,105            (581,840)         65,264

DECEMBER 31, 1999
-----------------
Goodwill                    $ 1,692,128         $(1,346,413)    $   345,715
Purchased Software              597,104            (577,226)         19,878


                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4.  PREFERRED STOCK:

     The company is in arrears in the payment of dividends to holders of its Series B and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 2000, are entitled to the payment of approximately $402,525 in dividends, which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 2000, are entitled to the payment of approximately $184,970 in dividends, which are currently in arrears.

NOTE 5.  ACQUISITION OF ASSETS:

     On March 24, 2000, the Northern District of Texas US Bankruptcy Court approved United Systems Technology's ("USTI") bid for the purchase of certain assets of CPS Systems, Inc. ("CPS") at a Bankruptcy auction. This transaction closed on March 30, 2000. USTI successfully bid $200,000 in cash for the CPS City Fund Accounting and Utility Billing source code, software support and licensing agreements for approximately 60 customers located in Texas and Oklahoma. The assets purchased also included the accounts receivable related to these customers as well as substantially all of the fixed assets of CPS in its Dallas office. USTI subsequently sold a portion of these fixed assets for $30,500.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

RESULTS OF OPERATIONS
---------------------
     The Company derives its revenue from the licensing of its software packages, installation, training and custom modifications, maintenance agreements and equipment sales and commissions. Results of operations for the period ended March 31, 2000 include revenues of $355,527 and a net loss of $4,737 as compared to revenues of $517,472 and net income of $116,346 for the same period in 1999.

     The Company is continuing the development of additional modules for its asyst products, a Windows product line that operates in a single user or network environment and is seamlessly interfaced with the other Microsoft Office products. The asyst product line currently includes a Fund Accounting product line, a Utility Billing product line, a General Government product line and a Public Safety product line. The Fund Accounting product line includes General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts and Payroll modules. The Utility Billing product line includes Utility Billing, Meter Reader Interface, Bank Drafts and Budget Billing modules. The General Government product line includes Master and Land Directories, Business and Animal Licenses and Building Permits modules. The Public Safety product line includes Mater Name Index, Calls for Service, Offense Reports, Citations, State Interface, Computer Aided Dispatch and UCR reports modules. The Company has released additional modules for its asyst product lines, includeing Code Enforcement, Service Orders, Alarm Billing and Jail Management modules. To add to its existing asyst offerings during the 1st Quarter of 2000. The Company believes that its asyst product line will continue to offer its current and prospective customers an attractive software solution, both from a financial and functionality standpoint and follows the trend of clients moving to Windows based PC networks.


THREE MONTH PERIOD ENDED MARCH 31, 2000 AND 1999
------------------------------------------------

     The Company's total revenue decreased 31% from $517,472 during the first quarter in 1999 to $355,527 in 2000. Softwar license fees decreased 52% in 2000 due to a decrease in the licensing of the Company's Year 2000 version of its legacy products. License fee revenue for the asyst product line continued at a pace slightly higher in 2000 as compared to 1999. Installation and training decreased to $28,411 in 2000 from $89,162 in 1999 due, in part, to a decrease in custom programming and conversion services related to the implementation of the Year 2000 verion of the Company's Legacy products. Maintenance revenue cecreased 16% during 2000, due in part, to a decrease in the number of the Company's Quest and Legacy customers who continued to utilize these products after 1999. This decrease was partially offset by an increase in maintenance revenue from new asyst customers. Equipment and supplies sales remained relatively constant from year to year.

     Total costs and expenses decreased 11% from $415,966 in 1999 to $370,596 in 2000. Salary expense decreased 14% in 2000, due in part, to a decrease in employee incentives related to decreased profitability. Other general, administrative and selling expenses decreased 10% in 2000 as compared to 1999 as a result of a continued effort to reduce operating expenses by operating more efficiently. Depreciation and amortization expense and cost of equipment and supplies sold remained constant in 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company had net cash used in operating activities of $114,955 during the three months ended March 31, 2000, as compared to net cash provided by operations of $142,224 for the same period in 1999. This decrease in cash provided in 2000 was primarily the result of the decrease in the results of operations in the first quarter of 2000. Net cash of $5,418 was utilized in 2000 for the purchase of equipment necessary for the sales, development and support of the Company's products. In addition, on March 24, 2000, the Northern District of Texas US Bankruptcy Court approved the Company's bid for the purchase of certain assets of CPS Systems, Inc. ("CPS"). This transaction closed on March
30, 2000. USTI successfully bid $200,000 in cash for the CPS City Fund Accounting and Utility Billing source code and software support and licensing agreements for approximately 60 customers located in Texas and Oklahoma. The assets purchased also included the accounts receivable related to these customers as well as substantially all of the fixed assets of CPS in its Dallas office. The Company sold some of these fixed assets for a sum of $30,500.

     Management believes that its ability to generate positive cash flows from operations, in addition to its existing cash balances, will be adequate to meet its working capital requirements in the near future. However, if the Company is not able to continue to generate positive cash flows in the future by achieving a level of sales adequate to support the Company's cost structure, additional financing may be required, of which there can be no assurance.

     The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of March 31, 2000, dividends were in arrears on the Series B preferred stock in the amount of $402,525 and on Series E preferred stock in the amount of $184,970.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is a defendant in various legal actions, which arose out of the normal course of business. In the opinion of management, none of these actions are expected to have a material effect on the consolidated results of operations or financial position of the Company.

ITEM 2.  CHANGE IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The company is in arrears in the payment of dividends to holders of its Series B and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 2000, are entitled to the payment of approximately $402,525 in dividends, which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 2000, are entitled to the payment of approximately $184,970 in dividends, which are currently in arrears.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - No exhibits are required to be filed with this report.

         (b) The Company filed an 8-K dated March 24, 2000 related to the acquisition of the CPS assets.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNITED SYSTEMS TECHNOLOGY, INC.

DATE:  MAY 12, 2000                     BY: /S/  THOMAS E. GIBBS
                                            --------------------
                                            Thomas E. Gibbs, President
                                             and Chairman of the Board
                                            (Principal Executive Officer)


DATE:  MAY 12, 2000                     BY: /S/  RANDALL L. MCGEE
                                            ---------------------
                                            Randall L. McGee, Secretary
                                             and Treasurer
                                            (Principal Financial and
                                              Accounting Officer)