Form 10QSB
period 2000-06-30
UNITED SYSTEMS TECHNOLOGY INC
filed 2000-08-14
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                  FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           --------------------------

For the Quarter Ended:                                Commission File Number
   June 30, 2000                                             0 - 9574

                           --------------------------


                         UNITED SYSTEMS TECHNOLOGY, INC.

         Iowa                                               42-1102759
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

                           YES __X__        No ______

     As of June 30, 2000 there were 54,069,078 shares of the registrant's Common Stock, par value $0.10 per share, outstanding.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION (UNAUDITED)                             PAGE
------------------------------------------

Item 1.           Consolidated Financial Statements

                  Balance Sheets                                        3

                  Statements of Operations                              4

                  Statements of Cash Flows                              5

                  Notes to Consolidated Financial Statements            6

Item 2.           Management's Discussion and Analysis or
                  Plan of Operation                                     9


PART II - OTHER INFORMATION                                            13
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

                 United Systems Technology, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                   June 30,
                                                     2000         December 31,
                                                 (Unaudited)          1999
                                                 ===========      ============
Current Assets
  Cash and cash equivalents                    $    495,443      $   922,838
  Trade accounts receivable, less allowance for
   doubtful accounts of $31,700 at June 30, 2000
   and $25,000 at December 31, 1999                 319,597          216,577
                                                  ---------        ---------
    Total Current Assets                            815,040        1,139,415
                                                  ---------        ---------

Property and equipment, net                         119,459           86,572
Goodwill, net                                       809,072          345,715
Purchased software, net                             192,887           19,878
Deposits and other                                   57,931           18,824
                                                  ---------        ---------
     Total Assets                              $  1,994,389      $ 1,610,404
                                                  =========        =========

Liabilities and Stockholders' Equity
 Current Liabilities
 Notes payable - related party                 $     22,915      $    22,915
 Trade accounts payable, including $113,200
  payable to a related party at June 30, 2000
  and December 31, 1999                             166,096          171,208
  Accrued payroll                                    20,762          157,611
  Accrued interest - related party                   39,616           38,673
  Other accrued expenses                            124,936           58,078
  Deferred revenue                                  859,772          512,109
                                                  ---------        ---------
     Total Current Liabilities                    1,234,097          960,594

     Total Liabilities                            1,234,097          960,594
                                                  ---------        ---------

Commitments and contingencies                          -                -

Stockholders' Equity
Preferred stock, convertible, voting, cumulative,
 par value $.10 per share; authorized 5,000,000
 shares; issued and outstanding,500,000 shares of
 Series B and 300,000 shares of Series E,
 aggregate liquidating preference of $1,300,000
 ($1.00 per share)                                   80,000           80,000
Common stock, par value $.10 per share; authorized
 100,000,000 shares; issued and outstanding
 54,069,078 at June 30, 2000 and  51,569,078
 at December 31, 1999                             5,406,907        5,156,908
Additional paid-in capital                        2,943,958        3,097,457
Accumulated deficit                              (7,630,573)      (7,644,555)
                                                  ---------        ---------
                                                    800,292          689,810
Less stock purchase note receivable                  40,000           40,000
                                                  ---------        ---------
     Total Stockholders'Equity                      760,292          649,810
                                                  ---------        ---------
     Total Liabilities and Stockholders'Equity $  1,994,389      $ 1,610,404
                                                  =========        =========

    The accompanying notes are an integral pary of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                        2000      1999       2000      1999
                                        ====      ====       ====      ====
Revenue
 Software packages                  $  47,334  $ 146,101  $ 107,742  $ 271,676
 Installation, training and
  customer support                     12,667     78,341     41,077    167,504
 Maintenance                          286,735    221,334    480,368    451,662
 Equipment and supplies sales          47,224     64,498    118,206    132,631
 Other                                  1,968      3,200      4,062      7,474
                                    ---------  ---------  ---------  ---------
                                      395,928    513,474    751,455  1,030,947
                                    ---------  ---------  ---------  ---------
Costs and Expense
 Salaries                             217,756    236,572    413,401    463,507
 Other general, administrative and
  selling expense                     105,770    104,121    211,757    221,883
 Depreciation and amortization         34,659     29,124     63,931     57,690
 Commissions                            2,525     10,775      5,250     15,185
 Cost of equipment and supplies sold   24,352     34,714     61,319     73,006
                                    ---------  ---------  ---------  ---------
                                      385,062    415,306    755,658    831,271
                                    ---------  ---------  ---------  ---------
Income (loss) form operations          10,866     98,168     (4,203)   199,676
                                    ---------  ---------  ---------  ---------
Nonoperating income (expense)
 Interest expense                        (472)      (514)      (943)    (1,065)
 Interest income                        8,325      6,146     19,128     11,667
                                    ---------  ---------  ---------  ---------
                                        7,853      5,632     18,185     10,602
                                    ---------  ---------  ---------  ---------
Net income before extraordinary item   18,719    103,800     13,982    210,278
                                    ---------  ---------  ---------  ---------
Extraordinary gain on settlement of
 debt                                    -          -          -         9,870
                                    ---------  ---------  ---------  ---------
Net income                             18,719    103,800     13,982    220,148
                                    ---------  ---------  ---------  ---------
Preferred stock dividend
 requirements                         (13,960)   (22,690)   (27,920)   (45,130)
                                    ---------  ---------  ---------  ---------
Income (loss) available for common
 stockholders                       $   4,759  $  81,110  $ (13,938) $ 165,148
                                    =========  =========  =========  =========

Net income (loss) per common share
 before extraordinary item          $     NIL  $     NIL  $     NIL  $     NIL
Extraordinary gain on settlement of
 debt                                     NIL        NIL        NIL        NIL
                                    ---------  ---------  ---------  ---------
Net income (loss) per common share
 after extraordinary item           $     NIL  $     NIL  $     NIL  $     NIL
                                    =========  =========  =========  =========

Weighted average number of common
 shares outstanding                54,069,078 48,178,043 53,080,067 48,178,043
                                   ========== ========== ========== ==========


   The accompanying notes are an integral pary of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
              For the Six Month Period Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                     2000             1999
                                                 ===========      ============
Cash flows in operating activities:

 Net income                                    $     13,982      $   220,148
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
  Depreciation and amortization                      63,931           57,690
  Recognition of deferred compensation costs on
   employee stock purchase                            9,000             -
  Extraordinary gain on settlement of debt             -              (9,870)
  Change in operating assets and liabilities:
   Accounts receivable                              130,889          143,194
   Deposits and other                               (38,130)         (16,283)
   Accounts payable                                  (4,170)            (750)
   Accrued expenses                                (118,598)         (24,143)
   Deferred revenue                                (136,202)        (155,180)
                                                  ---------        ---------
                                                    (93,280)          (5,342)
                                                  ---------        ---------
Net cash provided from operating activities    $    (79,298)     $   214,806
                                                  ---------        ---------
Cash flows from investing activities:
 Property and equipment additions                   (10,397)         (16,765)
 Purchase of CPS assets                            (200,000)            -
 Sale of CPS assets                                  30,500             -
 Purchase of Auto Administrators assets            (255,700)            -
                                                  ---------        ---------

Net cash used in investing activities              (435,597)         (16,765)
                                                  ---------        ---------

Cash flows from financing activities:
 Exercise of common stock options                    87,500             -
 Payments on notes payable                             -              (1,000)
 Payments on capital lease obligations                 -              (1,196)
                                                  ---------        ---------
Net cash provided (used in) financing activities     87,500           (1,196)
                                                  ---------        ---------

Increase in cash and cash equivalents              (427,395)         196,845
Cash and cash equivalents, beginning of period      922,838          478,008
                                                  ---------        ---------
Cash and cash equivalents, end of period       $    495,443      $   674,853
                                                  =========        =========


   The accompanying notes are an integral pary of the financial statements.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. ("USTI") as of June 30, 2000 and December 31, 1999 and the results of operations and cash flows of USTI for the six months ended June 30, 2000 and 1999. The consolidated results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  PROPERTY AND EQUIPMENT:

     Property and equipment at June 30, 2000 and December 31, 1999 consisted of the following:

                                              June 30,          December 31,
                                                2000               1999
                                                ----               ----
Leasehold improvements                     $   66,571          $   66,416
Furniture and fixtures                         52,025              40,655
Equipment                                   1,014,186             974,789
                                            ---------           ---------
                                            1,132,782           1,081,860
Less Accumulated depreciation
 and amortization                          (1,013,321)           (995,288)
                                            ---------           ---------
                                           $  119,459          $   86,572
                                            ---------           ---------


NOTE 3.  OTHER ASSETS:

     Other assets at June 30, 2000 and December 31, 1999 consisted of the following:

                                                  Accumulated
June 30, 2000                     COST           Amortization          Net
-------------                     ----           ------------          ---

Goodwill                      $ 2,189,027       $(1,379,955)     $   809,072
Purchased Software                782,469          (589,582)         192,887

December 31, 1999
-----------------
Goodwill                      $ 1,692,128        (1,346,413)     $   345,715
Purchased Software                597,104          (577,226)          19,878


                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4.  PREFERRED STOCK:

     The company is in arrears in the payment of dividends to holders of its Series B and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 2000, are entitled to the payment of approximately $411,250 in dividends, which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 2000, are entitled to the payment of approximately $190,210 in dividends, which are currently in arrears.

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

     On June 21, 2000, the Ontario Superior Court of Justice in Bankruptcy approved USTI's bid for the purchase of substantially all of the assets and assumption of certain customer support obligations of Auto Administrator Int'l, Inc. ("Auto Admin"). USTI successfully bid US $255,700 in cash for the Auto Admin DOS and Windows source code and software support and licensing agreements for over 300 customers primarily located in Canada. The assets purchased also included the accounts receivable related to these customers as well as substantially all of the fixed assets of Auto Administrator in both the London, Ontario and Winnipeg, Manitoba offices. The customer support obligations assumed included approximately US $400,000 of annual support contracts that expire during the next 12 months. USTI registered a wholly owned subsidiary, USTI Canada, Inc., which received the assets purchased in the transaction and serves as USTI's operating entity in Canada. Results of operations are included in the company's consolidated financial statements since they were acquired.

     The following summarizes the unaudited consolidated pro forma results of operations of the Company for the six months ended June 30, 2000 and 1999, giving effect to the Auto Admin acquisition as if it had occurred on January 31, 2000 and 1999, respectively (in thousands):

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5.  ACQUISITION OF ASSETS (CON'T):

                                             PRO FORMA
                                        SIX MONTHS ENDED JUNE 30,
                                         2000            1999
                                         ----            ----
         Revenue                         1,428           1,863
         Net income (loss)                 (90)            137
         Net income (loss) per share       NIL             NIL


                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     The Company derives its revenue from the licensing of its software packages, installation, training and custom modifications, maintenance agreements and equipment sales and commissions. Results of operations for the three month period ended June 30, 2000 include revenues of $395,928 and net income of $18,719 as compared to revenues of $513,474 and net income of $103,800 for the same period in 1999. Results for the six month period ended June 30, 2000 include revenues of $751,455 and net income of 13,982 as compared to revenues of $1,030,947 and net income of $220,148 in 1999. During 2000, the Company has seen less than normal demand for its software products. The Company believes that this trend being experienced throughout the local government software industry is due to the accelerated purchase decisions made by local governments during the 12 to 24 month period preceding this year that resulted from Y2K concerns.

     The Company is continuing the development of additional modules for its asystTM products, a windows product line that operates in a single user or network envoirment and is seamlessly interfaced with the other Microsoft Office products. The asystTM product line currently includes a Fund Accounting product line, a Utility Billing product line, a General Government product line and a Public Safety product line. The Fund Accounting product line includes General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts and Payroll modules. The Utility Billing product line includes Utility Billing, Meter Reader Interface, Bank Drafts, Budget Billing and Service Orders modules. The General Government product line includes Master and Land Directories, Business and Animal Licenses, Building Permits and Code Enforcement modules. The Public Safety product line includes Mater Name Index, Calls for Service, Offense Reports, Citations, State Interface, Computer Aided Dispatch, UCR Reports, Alarm Billing and Jail Management modules. The Company believes that its asystTM product line will continue to offer its current and prospective customers an attractive software solution, both from a financial and functionality standpoint and follows the trend of clients moving to Windows based PC networks.

THREE MONTH PERIOD ENDED JUNE 30, 2000 AND 1999
===============================================

     The Company's total revenue decreased 23% From $513,474 during the first quarter in 1999 to $395,928 in 2000. Software license fees decreased 68% in 2000 due to a decrease in the licensing of the Company's products. Installation and training decreased to $12,667 in 2000 from $78,341 in 1999 due, in part, to a decrease in custom programming and conversion services related to the implementation of the Year 2000 version of the Company's LegacyTM products. Mainteannce revenue increased 30% during 2000, due to an increase in revenue from the CPS and Auto Admin customers aquired during the year and an increase in maintenance revenue from new asystTM customers. This increase was partially offset by a reduction in maintnenace revenue generated from its LegacyTM and QuestTM products. Equipment and supplies sales decreased 27% as a result of lower sales of hardware sold in conjunction with the Company's software products.

     Total costs and expenses decreased 7% from $415,306 in 1999 to $385,062 in 2000. Salary expense decreased 8% in 2000, due in part, to a decrease in employee incentives related to decreased profitability. Other general, administrative and selling expenses remained constant in 2000. Depreciation and amortization expense increased 19% in 2000 as a result of increased expense related to the CPS acquisition. Commission and cost of equipment and supplies sold decreased 77% and 30% respectively as a result of lower sales of the Company's products during 2000.

SIX MONTH PERIOD ENDED JUNE 30, 2000 AND 1999
=============================================

     The Company's total revenue decreased 27% From $1,030,947 during the first six months in 1999 to $751,455 in 2000. Software license fees decreased 60% in 2000 due to a decrease in licensing of the Company's software products. Installation and training decreased to $41,077 in 2000 from $167,504 in 1999 due, in part, to a decrease in custom programming and conversion services related to the implementation of the Year 2000 version of the Company's LegacyTM products. Maintenacne revenue increased 6% during 2000, due to an increase in revenue from the CPS and Auto Admin customers acquired during the year and an increase in maintenance revenue from new asystTM customers. Equipment and supplies sales decreased 11% as a result of lower sales of hardware sold in conjunction with the company's software products.

     Total costs and expenses decreased 9% from $831,271 during the first six months in 1999 to $755,658 in 2000. Salary expense decreased 11% in 2000, due in part, to a decrease in employee incentives related to decreased profitability. Other general, administrative and selling expenses decreased 5% in 2000 due to the continued effort by the Company to control its expenses. Depreciation and amortization expense increased 11% in 2000 as a result of increased expense related to the CPS acquisition. Commission and cost of equipment and supplies sold decreased 65% and 16% respectively as a result of lower sales of the company's products during 2000.

LIQUIDITY AND CAPITAL RESOURCES
===============================

     The Company had net cash used in operating activities of $79,298 during the six months ended June 30, 2000, as compared to net cash provided by operations of $214,806 for the same period in 1999. This decrease in cash provided in 2000 was primarily the result of the decrease in the results of operations in the first six months of 2000. Net cash of $10,397 was utilized in 2000 for the purchase of equipment necessary for the sales, development and support of the Company's products.

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

     On June 21, 2000, the Ontario Superior Court of Justice in Bankruptcy approved USTI's bid for the purchase of substantially all of the assets and assumed certain customer support obligations of Auto Administrator Int'l, Inc. ("Auto Admin"). USTI successfully bid US $255,700 in cash for the Auto Admin DOS and Windows source code and software support and licensing agreements for over 300 customers primarily located in Canada. The assets purchased also included the accounts receivable related to these customers as well as substantially all of the fixed assets of Auto Administrator in both the London, Ontario and Winnipeg, Manitoba offices. The customer support obligations assumed included approximately US $400,000 of annual support contracts that expire during the next 12 months. USTI registered a wholly owned subsidiary, USTI Canada, Inc., which received the assets purchased in the transaction and serves as USTI's operating entity in Canada. Results of operations are included in the company's consolidated financial statements since they were acquired.

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

     The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of June 30, 2000, dividends were in arrears on the Series B preferred stock in the amount of $411,250 and on Series E preferred stock in the amount of $190,210.

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

ITEM 2.  CHANGE IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The company is in arrears in the payment of dividends to holders of its Series B and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 2000, are entitled to the payment of approximately $411,250 in dividends, which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 2000, are entitled to the payment of approximately $190,210 in dividends, which are currently in arrears.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 21, 2000, the Company held its Annual Meeting of Shareholders. This meeting was adjourned until July 6, 2000. At the meeting, the shareholders approved the following items:

         The following persons were elected as Directors of the Company:

                  Thomas E. Gibbs
                  Earl H. Cohen
                  Jordan Issackedes
                  Randall L. McGee

     The Company's Stock Option plan was amended to increase the number of shares reserved for issuance under the plan from 12,000,000 to 22,000,000.

     The accounting firm of Grant Thornton LLP was selected as independent accountants for the Company.

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - No exhibits are required to be filed with this report.

         (b) The Company filed an 8-K dated June 21, 2000 related to the acquisition of the Auto Administrators Int'l, Inc. assets.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 UNITED SYSTEMS TECHNOLOGY, INC.

DATE:  August 14, 2000           BY: /S/  THOMAS E. GIBBS
                                    ---------------------
                                    Thomas E. Gibbs, President
                                     and Chairman of the Board
                                    (Principal Executive Officer)

DATE:  August 14, 2000          BY: /S/  RANDALL L. MCGEE
                                   ----------------------
                                    Randall L. McGee, Secretary
                                     and Treasurer
                                    (Principal Financial and
                                     Accounting Officer)