Form 10QSB
period 2000-09-30
UNITED SYSTEMS TECHNOLOGY INC
filed 2000-11-14
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           --------------------------

For the Quarter Ended:                            Commission File Number
  September 30, 2000                                   0 - 9574

                           --------------------------


                         UNITED SYSTEMS TECHNOLOGY, INC.

      Iowa                                         42-1102759
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

     As of September 30, 2000 there were 56,178,663 shares of the registrant's Common Stock, par value $0.10 per share, outstanding.

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

                 United Systems Technology, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                  September 30,
                                                      2000        December 31,
                                                   (Unaudited)        1999
                                                 ============     ===========
Current Assets
Cash and cash equivalents                       $   561,152      $   922,838
Trade accounts receivable, less allowance for
 doubtful accounts of $31,700 at September 30,
 2000 and $25,000 at December 31, 1999              339,369          216,577
                                                  ---------        ---------
    Total Current Assets                            900,521        1,139,415
                                                  ---------        ---------

Property and equipment, net                         122,683           86,572
Goodwill, net                                       772,861          345,715
Purchased software, net                             179,286           19,878
Deposits and other                                   58,180           18,824
                                                  ---------        ---------
                                                  1,133,010          470,989
                                                  ---------        ---------
    Total Assets                                $ 2,033,531      $ 1,610,404
                                                  =========        =========

Liabilities and Stockholders' Equity
Current Liabilities
 Notes payable - related party                  $    22,915      $    22,915
 Trade accounts payable, including $113,200
 payable to a related party at December 31, 1999     35,503          171,208
 Accrued payroll                                     54,500          157,611
 Accrued interest - related party                    40,092           38,673
 Other accrued expenses                             106,817           58,078
 Deferred revenue                                   765,270          512,109
                                                  ---------        ---------
    Total Current Liabilities                     1,025,097          960,594

    Total Liabilities                             1,025,097          960,594
                                                  ---------        ---------

Commitments and contingencies                          -                -

Stockholders' Equity
Preferred stock, convertible, voting, cumulative,
 par value $.10 per share; authorized 5,000,000
 shares; issued and outstanding, 500,000 shares
 of Series B and 300,000 shares of Series E,
 aggregate liquidating preference of $1,300,000
 ($1.00 per share)                                   80,000           80,000
Common stock, par value $.10 per share; authorized
 100,000,000 shares; issued and outstanding
 54,069,078 at June 30, 2000 and  51,569,078 at
 December 31, 1999                                5,617,865        5,156,908
Additional paid-in capital                        2,804,894        3,097,457
Accumulated deficit                              (7,454,325)      (7,644,555)
                                                  ---------        ---------
Less stock purchase note receivable                  40,000           40,000
                                                  ---------        ---------
    Total Stockholders' Equity                    1,008,434          649,810
                                                  ---------        ---------
    Total Liabilities and Stockholders' Equity  $ 2,033,531      $ 1,610,404
                                                  =========        =========

    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                       Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                        2000      1999       2000       1999
                                        ====      ====       ====       ====

Revenue
 Software packages                  $  26,849  $ 169,962  $ 134,593  $ 441,638
 Installation, training and
  customer support                     55,880     60,966     96,958    228,470
 Maintenance                          441,295    211,905    921,662    663,567
 Equipment and supplies sales          56,570     72,198    174,775    204,829
 Other                                  3,888      3,248      7,950     10,722
                                    ---------  ---------  ---------  ---------
                                      584,482    518,279  1,335,938  1,549,226
Costs and expenses
 Salaries                             298,710    236,028    712,112    699,536
 Other general, administrative and
  selling expense                     114,626    100,238    326,383    322,123
 Depreciation and amortization         55,579     29,632    119,510     87,321
 Commissions                            2,027     18,963      7,277     34,148
 Cost of equipment and supplies sold   29,100     40,227     90,419    113,233
                                    ---------  ---------  ---------  ---------
                                      500,042    425,088  1,255,701  1,256,361
                                    ---------  ---------  ---------  ---------
Income form operations                 84,440     93,191     80,237    292,865
                                    ---------  ---------  ---------  ---------

Nonoperating income (expense)
 Interest expense                        (477)      (502)    (1,419)    (1,567)
 Interest income                        5,269      7,416     24,396     19,082
                                    ---------  ---------  ---------  ---------
                                        4,792      6,914     22,977     17,515
                                    ---------  ---------  ---------  ---------

Net income before extraordinary item   89,232    100,105    103,214    310,380

Extraordinary gain on settlement
 of debt                               88,211       -        88,211      9,870
                                    ---------  ---------  ---------  ---------
Net Income                            177,443    100,105    191,425    320,250

Preferred stock dividend requirements (14,118)   (22,930)   (42,040)   (68,060)
                                    ---------  ---------  ---------  ---------
Income available for common
 stockholders                       $ 163,325  $  77,175  $ 149,385  $ 252,190
                                    =========  =========  =========  =========

Basic and diluted earnings per share

Net income per common share before
 extraordinary item                 $     NIL  $     NIL  $     NIL  $    0.01
Extraordinary gain on settlement
 of debt                                  NIL        NIL        NIL        NIL
                                    ---------  ---------  ---------  ---------
Net income per common share after
 extraordinary item                 $     NIL  $     NIL  $     NIL  $    0.01
                                    =========  =========  =========  =========

Weighted average number of common
 shares outstanding
  Basic                            55,762,335 48,178,043 53,980,682 48,178,043
                                   ========== ========== ========== ==========
  Diluted                          59,508,335 54,615,878 57,726,682 50,323,988
                                   ========== ========== ========== ==========


  The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
           For the Nine Month Period Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                    2000             1999
                                                 ===========      ===========
Cash flows in operating activities:
 Net Income                                   $     191,425      $   320,250

 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                     119,510           87,321
  Recognition of deferred compensation costs
   on employee stock purchase                        13,500             -
  Extraordinary gain on settlement of debt          (88,211)            -
 Change in operating assets and liabilities:
  Accounts receivable                               111,117          100,538
  Deposits and other                                (38,380)          (6,809)
  Accounts payable                                  (21,505)          (4,965)
  Accrued expenses                                 (131,869)          (3,990)
  Deferred revenue                                 (230,021)        (130,688)
                                                  ---------        ---------
                                                   (265,859)          41,407
                                                  ---------        ---------
Net cash provided from (used in) operating
 activities                                   $     (74,434)     $   361,657
                                                  ---------        ---------

Cash flows from investing activities:
 Property and equipment additions                   (23,647)         (33,222)
 Additions to purchased software                       (460)          (1,944)
 Purchase of CPS assets                            (200,000)            -
 Sale of CPS assets                                  30,500             -
 Purchase of Auto Administrators assets            (255,700)            -
                                                  ---------        ---------

Net cash used in investing activities              (449,307)         (35,166)
                                                  ---------        ---------

Cash flows from financing activities:
 Exercise of common stock options                   162,055             -
 Payments on capital lease obligations                 -              (1,819)
                                                  ---------        ---------

Net cash provided (used in) financing activities    162,055           (1,819)
                                                  ---------        ---------

Increase (decrease) in cash and cash equivalents   (361,686)         324,672
Cash and cash equivalents, beginning of period      922,838          478,008
                                                  ---------        ---------

Cash and cash equivalents, end of period       $    561,152      $   802,680
                                                  =========        =========

The accompanying notes are an integral part of the financial statements.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. ("USTI") as of September 30, 2000 and December 31, 1999 and the results of operations and cash flows of USTI for the nine months ended September 30, 2000 and 1999. The consolidated results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  PROPERTY AND EQUIPMENT:

     Property and equipment at September 30, 2000 and December 31, 1999 consisted of the following:

                                           September 30,        December 31,
                                              2000                 1999
                                              ----                 ----

Leasehold improvements                     $   75,570          $   66,416
Furniture and fixtures                         51,987              40,655
Equipment                                   1,019,021             974,789
                                            ---------            --------
                                            1,146,578           1,081,860
Less Accumulated depreciation
 and amortization                          (1,023,895)           (995,288)
                                            ---------            --------
                                           $  122,683          $   86,572
                                            ---------            --------

NOTE 3.  OTHER ASSETS:

     Other assets at September 30, 2000 and December 31, 1999 consisted of the following:


                                                Accumulated
September 30, 2000                Cost          Amortization          Net
------------------                ----          ------------          ---

Goodwill                      $ 2,184,052       $(1,411,191)     $   772,861
Purchased Software                782,345          (603,059)         179,286

December 31, 1999
-----------------
Goodwill                      $ 1,692,128       $(1,346,413)     $   345,715
Purchased Software                597,104          (577,226)          19,878


                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4.  PREFERRED STOCK:

     The company is in arrears in the payment of dividends to holders of its Series B and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 2000, are entitled to the payment of approximately $420,075 in dividends, which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 2000, are entitled to the payment of approximately $195,500 in dividends, which are currently in arrears.

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

     On June 21, 2000, the Ontario Superior Court of Justice in Bankruptcy approved USTI's bid for the purchase of substantially all of the assets and assumption of certain customer support obligations of Auto Administrator Int'l, Inc. ("Auto Admin"). USTI successfully bid US $255,700 in cash for the Auto Admin DOS and Windows source code and software support and licensing agreements for over 300 customers primarily located in Canada. The assets purchased also included the accounts receivable related to these customers as well as substantially all of the fixed assets of Auto Administrator in both the London, Ontario and Winnipeg, Manitoba offices. The customer support obligations assumed included approximately US $400,000 of annual support contracts that expire during the next 12 months. USTI registered a wholly owned subsidiary, USTI Canada, Inc., which received the assets purchased in the transaction and serves as USTI's operating entity in Canada. Results of operations are included in the compan s consolidated financial statements since they were acquired.

     The following summarizes the unaudited consolidated pro forma results of operations of the Company for the nine months ended September 30, 2000 and 1999, giving effect to the Auto Admin acquisition as if it had occurred on January 1, 2000 and 1999, respectively (in thousands):

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5.  ACQUISITION OF ASSETS (CON'T):

                                                   PRO FORMA
                                        NINE MONTHS ENDED SEPTEMBER 30,

                                       2000                    1999
                                       ----                    ----
         Revenue                       2,013                  2,797
         Net income                       88                    196
         Net income per share            NIL                    NIL



                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     The Company derives its revenue from the licensing of its software packages, installation, training and custom modifications, maintenance agreements and equipment sales and commissions. Results of operations for the three month period ended September 30, 2000 include revenues of $584,482 and net income of $177,443 as compared to revenues of $518,279 and net income of $100,105 for the same period in 1999. Results for the nine month period ended September 30, 2000 include revenues of $1,335,938 and net income of 191,425 as compared to revenues of $1,549,226 and net income of $320,250 in 1999. During 2000, the Company has seen less than normal demand for its software products.
The Company believes that this trend being experienced throughout the local government software industry is due to the accelerated purchase decisions made by local governments during the 12 to 24 month period preceding this year that resulted from Y2K concerns.

     The Company is continuing the development of additional modules for its asystTM products, a windows product line that operates in a single user or network enviorment and is seamlessly interfaced with the other Microsoft Office products. The asystTM product line currently includes a Fund Accounting product line, a Utility Billing product line, a General Government product line and a Public Safety product line. The Fund Accounting product line includes General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts and Payroll modules. The Utility Billing product line includes Utility Billing, Meter Reader Interface, Bank Drafts, Budget Billing and Service Orders modules. The General Government product line includes Master and Land Directories, Business and Animal Licenses, Building Permits and Code Enforcement modules. The Public Safety product line includes Master Name Index, Calls for Service, Offense Reports, Citations, State Interface, Computer Aided Dispatch, UCR Reports, Alarm Billing and Jail Management modules. The Company believes that its asystTM product line will continue to offer its current and prospective customers an attractive software solution, both from a financial and functionality standpoint and follows the trend of clients moving to Windows based PC networks.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999

     The Company's total revenue increased 13% from $518,279 during the third quarter in 1999 to $584,482 in 2000. Software license fees decreased 84% in 2000 due it a decrease in the licensing of the Company's products. Installation and training decreased to $55,880 in 2000 from $60,966 in 1999 due, in part, to a decrease in custom programming and conversion services related to the implementation of the Year 2000 version of the Company's LegacyTM products. Maintenance revenue increased 108% during 2000, due to an increase in revenue from the CPS and Auto Admin customers acquired during the year and an increase in maintenance revenue fromthe new asystTM customers. This increase was partially offset by a reduction in maintenance revenue generated from the Company's LegacyTM and QuestTM products. Equipment and supplies sales decreased 22% as a result of lower sales of hardware sold in conjunction with the Company's software products.

     Total costs and expenses increased 18% from $425,088 in 1999 to $500,042 in 2000. Salary expense increased 27% in 2000 due, in part, to an increase in the number of employees added as a result of the CPS and Auto Admin acquisitions that were completed during 2000. Other general, administrative and selling expenses increased 14% in 2000 as a result of increased expenses related to the CPS and Auto Admin acquisitions. Depreciation and amortization expense increased 88% in 2000 as a result of increased depreciation and amortization expense related to the CPS and Auto Admin acquisitions. Commissions and cost of equipment and supplies sold decreased 89% and 28% respectively as a result of lower sales of the Company's products during 2000.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999

     The Company's total revenue decreased 14% from $1,549,226 during the first nine months in 1999 to $1,335,938 in 2000. Software license fees decreased 70% in 2000 due to a decrease in the licensing of the Company's software products. Installation and training decreased to $96,958 in 2000 from $228,470 in 1999 due, in part, to a decrease in custom programming and conversion services related to the implementation of the Year 2000 version of the Company's LegacyTM products. Maintenance revenue increased 39% during 2000, due to an increase in revenue from the CPS and Auto Admin customers acquired during the year and an increase in maintenance revenue from new asystTM customers. Equipment and supplies sales decreased 15% as a result of lower sales of hardware sold in conjunction with the Company's software products.

     Total costs and expenses remained constant at $1,255,701 during the first nine months in 2000 as compared to $1,256,361 in 1999. Salary expense increased 16% in 2000, due in part, to an increase in the number of employees added as a result of the CPS and Auto Admin acquisitions. Other general, administrative and selling expenses remained constant in 2000 at $326,383 as compared to $322,123 during the nine-month in 1999. Depreciation and amortization expense increased 37% in 2000 as a result of increased depreciation and amortization expense related to the CPS and Auto Admin acquisitions. Commissions and cost of equipment and supplies sold decreased 79% and 20% respectively as a result of lower sales of the company's products during 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had net cash used in operating activities of $74,434 during the nine months ended September 30, 2000, as compared to net cash provided by operations of $361,657 for the same period in 1999. This decrease in cash provided in 2000 was due, in part, to a decrease in the results of operations in the first nine months of 2000. Net cash of $24,107 was utilized in 2000 for the purchase of equipment necessary for the sales, development and support of the Company's products.

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

     The Company entered into an equipment lease with Ventana Leasing, Inc. ("Ventana Leasing"), a related party, in 1991. Payments totaling approximately $113,200 remained outstanding since their due dates under the terms of the lease. During July 2000, Ventana Leasing and the Company reached a settlement whereby the Company paid $25,000 and issued 75,000 common stock purchase warrants to Ventana Leasing in full and final settlement of the payments due on the lease. The warrants were issued at fair market value and are exercisable for a period of five years. This transaction resulted in a gain on debt forgiveness of $88,211 during the quarter ended September 30, 2000.

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

     The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of June 30, 2000, dividends were in arrears on the Series B preferred stock in the amount of $420,075 and on Series E preferred stock in the amount of $195,500.

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


ITEM 2.  CHANGE IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The company is in arrears in the payment of dividends to holders of its Series B and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 2000, are entitled to the payment of approximately $420,075 in dividends, which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 2000, are entitled to the payment of approximately $195,500 in dividends, which are currently in arrears.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

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

                                       UNITED SYSTEMS TECHNOLOGY, INC.

DATE:  NOVEMBER 14, 2000               BY: /S/  THOMAS E. GIBBS
                                          ---------------------
                                          Thomas E. Gibbs, President
                                           and Chairman of the Board
                                          (Principal Executive Officer)


DATE:  NOVEMBER 14, 2000               BY: /S/  RANDALL L. MCGEE
                                          ----------------------
                                          Randall L. McGee, Secretary
                                           and Treasurer
                                         (Principal Financial and
                                           Accounting Office