Form 10KSB
period 2000-12-31
UNITED SYSTEMS TECHNOLOGY INC
filed 2001-03-30
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                              --------------------

   For the Fiscal Year Ended                         Commission File Number
       December 31, 2000                                   0-9574

                             --------------------

                         UNITED SYSTEMS TECHNOLOGY, INC.

          Iowa                                          42-1102759
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

                     Common Stock, par value $.10 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 OR 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No ___.

     As of March 21, 2001 the aggregate market value of voting stock held by non-affiliates of the Registrant was $3,329,333.

     As of March 21, 2001, there were 56,178,663 shares of the Registrant's Common Stock outstanding.

     DOCUMENTS   INCORPORATED  BY  REFERENCE:   Portions  of  the   Registrant's
definitive proxy statement relating to its 2001 annual meeting of shareholders is incorporated by reference into Part III of this Form 10-KSB.

     Indicate by check mark if disclosure of delinquent filers pusuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the proxy statement incorporated by reference into Part III of the Form 10-KSB of any amendment hereto. X

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     United Systems Technology, Inc. ("USTI"), was incorporated under the laws of the State of Iowa on June 5, 1978, and its wholly-owned subsidiary, United Systems Technology East, Inc. ("USTEI"), was incorporated under the U.S. laws of the State of Delaware on June 10, 1991, and its wholly owned Canadian subsidiary, USTI Canada, Inc., was registered under the laws of Canada on June 23, 2000 (USTI, USTEI and USTI Canada collectively, are referred to herein as the "Company"). The Company is engaged in the business of developing, supporting and marketing computer software products to county and local governments. The software applications of the Company operate on IBM mid-range computers, and on various network computer systems both in DOS and Windows environments. The products are offered to customers in five product application groups. These product application groups, consisting of over 30 separate software titles, are Financial, Public Works, General Administration and Public Safety.

NARRATIVE DESCRIPTION OF BUSINESS

PRODUCTS

     The software applications offered by the Company consist of a comprehensive line of management information systems, which were developed to specifically meet the unique requirements of local governmental entities. The software applications of the Company are offered through its LegacyTM, QuestTM. asystTM and Auto AdminTM product lines. The LegacyTM product line operates on the IBM AS/400 mid-range computer system. The QuestTM product line operates in a single user or small network PC DOS enviorment. The asystTM product line operates in a single user or network Windows enviorment. The Auto AdminTM product line operates in a PC DOS or single user or network Windows environment. An initial software sale typically averages between $1,500 and $40,000. The cost of the related hardware varies depending on the type of machine purchased as well as the amount of memory capacity, peripheral equipment and optional features obtained on the machine.

     The Company markets its software packages in the following four product application groups.

    FINANCIAL SYSTEMS

     This group includes software modules in the areas of general ledger and budgetary accounting, budget preparation, accounts payable, payroll, accounts receivable, centralized cash receipts, purchase orders, tax billing and comprehensive financial report writer.

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

     The Company has complete the development of several new software products, which significantly enhance the competiveness of its comprehensive software offering. These products are marketed under the asystTM brand name, were developed as Windows applications to "look and work like Microsoft Office", and include a Fund Accounting product line, a Utility Billing product line, a General Government product line and a Public Safety product line. The Fund Accounting product line includes General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts and Payroll modules. The Utility Billing product line includes Utility Billing, Service Orders, Meter Reader Interface, Bank Drafts and Budget Billing modules. The General Government product line includes Master and Land Directories, Business and Animal Licenses, Code Enforcement and Building Permits modules. The Public Safety product line includes Mater Name Index, Calls for Service, Offense Reports, Citations, State Interface, Computer Aided Dispatch, Jail Management, Alarm Billing and UCR Reports modules. The Company is currently developing additional modules for its asystTM product line, including Tax Billing and Collection, to add to its existing asystTM offerings and anticipates that this package will be released during the second half of 2001.

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

     For the year ended December 31, 2000, the Company generated approximately 12% of its revenue from the sale of software, 8% from installation, training and customer support, 68% from software maintenance, and 12% from equipment and supplies sales.

MARKETING

     The Company markets its products on a nationwide basis. Marketing is conducted through its full-time sales staff in Dallas, Texas as well as through the Company's full-time sales representatives located in Minneapolis, Minnesota and London, Ontario.

     The Company's customers are primarily municipal governments with populations between 1,000 and 100,000, county governments, police departments, emergency medical services providers and municipal court systems. The Company currently has over 2,000 customer installations nationwide. USTI proposes to sell computer equipment when selling its software, but the customer may obtain their computer equipment from a hardware manufacturer or dealer and then purchase one or more software modules from the Company.

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

     Approximately 24% of the Company's customers are located in Texas and Minnesota, and the remaining customers are located in various states and provinces in the Untied States and Canada.

COMPETITION

     The Compnany is aware of sizable, nationally prominent competitors, which market products that are similar to those of the Company. Numerous other competitors are small, local vendors who often do not market standard application packages. Management believes that the comprehensive nature of its product offering, including the uniqueness of the new asystTM product line, has a positive impact on its competitive status.

EMPLOYEES

     The Company presently has 26 full-time employees, including its executive officers. In addition, from time to time, the Company engages the services of consultants and part-time employees.

RESEARCH AND DEVELOPMENT

     During 2000, the Company incurred approximately $100,000 in research and development costs related the development of its asystTM product line.

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

ITEM 2. PROPERTIES

     The Company leases its 5,033 square foot facility at 1850 Crown Road, Suite 1109, Dallas, Texas, 75234. The lease for this facility was entered into on August 1, 2000 for a sixty-month lease term commencing on August 1, 2000 and expiring on September 30, 2005. USTI Canada, Inc leases a 1,530 square foot facility at 747 Hyde Park Road, Suite 219, London, ON, N6H 3S3. The lease for this facility was entered into on July 1, 2000 for a twenty-four month lease term commencing on July 1, 2000 and expiring on June 30, 2002.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a defendant in various legal actions, which arise out of the normal course of its business. In the opinion of management, none of these actions are expected to have a material effect on the consolidated results of operations or financial position of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2000.

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

                                             HIGH                  LOW
        QUARTER ENDED                      BID PRICE            BID PRICE

        March 31, 1999                       $0.11                $0.02
        June 30, 1999                        $0.09                $0.04
        September 30, 1999                   $0.15                $0.05
        December 31, 1999                    $0.29                $0.10
        March 31, 2000                       $0.56                $0.10
        June 30, 2000                        $0.30                $0.10
        September 30, 2000                   $0.13                $0.08
        December 31, 2000                    $0.10                $0.04

     As of March 21, 2000, the Company had 439 shareholders of record and its common stock had a closing bid price of $0.07 per share and a closing asked price of $0.08 per share.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company derives its revenue from the licensing of its software packages, installation, training and customer modifications, maintenance agreements and sale of equipment and supplies. Results of operations for 2000 include revenues of $1,959,601 resulting in net income of $326,093 as compared to revenues of $2,113,197 and net income of $422,253 in 1999.

     The Company has complete the development of several new software products, which significantly enhance the competiveness of its comprehensive software offering. These products are marketed under the asystTM brand name, were developed as Windows applications to "look and work like Microsoft Office", and include a Fund Accounting product line, a Utility Billing product line, a General Government product line and a Public Safety product line. The Fund Accounting product line includes General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts and Payroll modules. The Utility Billing product line includes Utility Billing, Service Orders, Meter Reader Interface, Bank Drafts and Budget Billing modules. The General Government product line includes Master and Land Directories, Business and Animal Licenses, Code Enforcement and Building Permits modules. The Public Safety product line includes Master Name Index, Calls for Service, Offense Reports, Citations, State Interface, Computer Aided Dispatch, Jail Management, Alarm Billing and UCR Reports modules. The Company is currently developing additional modules for its asystTM product line, including Tax Billing and Collection, to add to its existing asystTM offerings and anticipates that this package will be released during the second half of 2001.

     The Company believes that its asystTM product line will continue to offer its current and prespective customers as attractive software solution, both from a financial and functionality standpoint and follows the trend of clients moving to Windows based PC networks. This trend resulted in an increase in the volume of licensing activity to new customers of the Company's asystTM products during 2000. The Company offered a Year 2000 compliant upgraded version of certain modules of the LegacyTM products which it shipped to those customers in 1999.

     The following table sets forth, for the period indicated, the relative percentage which certain items in the Consolidated Statements of Operations of the Company bear as a percent of total revenues and the percentage change in those items from period to period.

                                 Percentage of Revenues
                                 Year Eended December 31,
                                   2000          1999
                                   ----          ----
Revenue
Software Packages                   12%           29%
Installation, training and
  customer support                   8%           14%
Maintenance                         68%           41%
Equipment and Other                 12%           16%
                                   ---           ---
                                   100%          100%

Costs and Expenses
Salaries                            51%           44%
Other general administrative
  and selling expense               25%           21%
Depreciation and amortization        9%            6%
Commissions                          -%            3%
Cos tof equipment sold               6%            8%
                                   ---           ---
Total costs and expenses            91%           82%

Operating income                     9%           18%

Non-operating income (expense)       1%            2%

Income before
 extraordinary items                10%           20%

Extraordinary item                   6%            -%

Net income                          16%           20%


2000 VS 1999

     The Company's total revenue decreased 7% for the year ended December 31, 2000 from $2,113,197 in 1999 to $1,959,601 in 2000. Software license fees recreased 62% in 2000 due, in part, to a decrease ifn the licensing of the Company's asystTM and LegacyTM products resulting from a less than normal demand for its software products. The Company believes that this trend has been experienced throughout the local government software industry due to the accelerated purchase decisions made by local governments during the 12 TO 24 month period preceding the current year in response to concerns surrounding the Year 2000. Installation, traning and customer support revenue decreased 50% in 2000 due, in part, to a decerease in custom programming and conversion services related to the implementation of the Year 2000 version of the Company's LegacyTM products. Maintenance revenue increased 54% in 2000, due to an increase in revenue from the CPS and Auto Admin customers acquired during the year and an increase in maintenance revenue from new asystTM customers. The increase was partially offset by a reduction in maintenance from irs LegacyM AND QuestTM customers. Equipment sales and supplies decreased 28% as a result of a decrease in the volume of computer equipment sold in conjunction with its software products.

     Total costs and expenses remained consistent for the period ended December 31, 2000 at $1,774,662 as compared to $1,727,176 in 1999. Salary expense increased 8% in 2000 due to an increase in salaries resulting from new employees added related to the CPS and Auto Admin acquisitions completed during 2000. Depreciation and amortization expense increased 47% in 2000 from 1999 as a result of the CPS and Auto Admin assets acquired. Commission expenses decreased 85% in 2000 as a result of the decreased licensing of the Company's software products in 2000. Cost of equipment sold decreased 35% in 2000 as a result of decreased sales of computer equipment in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had net cash provided by operating activities of $177,198 during 2000 as compared to $470,274 provided in 1999. Net cash of $33,411 was utilized in 2000 for the purchase of equipment necessary for the sales, development and support of its products and $438,973 was utilized for the purchase of the CPS and Auto Admin assets.

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

     The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of December 31, 2000, dividends were in arrears on the Series B preferred stock in the amount of $428,800 and on Series E preferred stock in the amount of $200,735.

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

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                United Systems Technology, Inc. and Subsidiaries
                   Index to Consolidated Financial Statements
                           And Supplementary Schedules

                                                                  PAGES
                                                                  -----
Report of Independent Certified Public Accountants                 F-1

Consolidated Financial Statements

         Balance sheets as of December 31, 2000 and 1999           F-2
         Statements of income for the years
           ended December 31, 2000 and 1999                        F-3
         Statements of stockholders' equity for the years
           ended December 31, 2000 and 1999                        F-4
         Statements of cash flows for the years
           ended December 31, 2000 and 1999                        F-5
         Notes to Consolidated Financial Statements                F-6 to F-14

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
United Systems Technology, Inc.

     We have audited the accompanying consolidated balance sheets of United Systems Technology, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Systems Technology, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ GRANT THORNTON LLP

Dallas, Texas
February 9, 2001

                United Systems Technology, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                           December 31, 2000 and 1999

                                                      2000           1999
                                                      ====           ====
Assets
Current Assets
 Cash and cash equivalents                        $  814,240     $  922,838
 Trade accounts receivable, less allowance
  for doubtful accounts of $32,000 in 2000
  and $25,000 in 1999                                574,073        216,577
                                                   ---------      ---------
Total current assets                               1,388,313      1,139,415
                                                   ---------      ---------

Property and equipment at cost, net                  119,295         86,572
Goodwill, net                                        457,731        345,715
Purchased software, net                              453,967         19,878
Deposits and other                                    45,702         18,824
                                                   ---------      ---------
                                                   1,076,695        470,989
                                                   ---------      ---------

    Total Assets                                  $2,465,008     $1,610,404
                                                   =========      =========

Liabilities and Stockholders' Equity

Current Liabilities
 Notes payable - related party                    $   12,499     $   22,915
 Trade accounts payable, including $113,200
  payable to a related party in 1999                  47,597        171,208
 Accrued payroll                                      92,381        157,611
 Accrued interest - related party                     22,127         38,673
 Other accrued expenses                              100,018         58,078
 Deferred revenue                                  1,038,908        512,109
                                                   ---------      ---------
Total current liabilities                          1,313,530        960,594
                                                   ---------      ---------

Commitments and contingencies                           -              -

    Stockholders' Equity
Preferred stock, convertible, voting, cumulative,
 par value $.10 per share; authorized 5,000,000
 shares; issued and outstanding, 500,000 shares
 of Series B, 300,000 shares of Series E,
 aggregate liqudating preference of $800,000
 ($1.00 per share)in 2000 and 1999                    80,000         80,000
Common stock, par value $.10 per share;
 authorized  100,000,000 shares; issued and
 outstanding 56,178,663 and 51,569,078
 shares in 2000 and 1999, respectively             5,617,866      5,156,907
Additional paid-in capital                         2,816,554      3,097,458
Accumulated deficit                               (7,318,462)    (7,644,555)
Currency translation and adjustments                  (4,480)          -
                                                   ---------      ---------
                                                   1,191,478        689,810
Less stock purchase note receivable                   40,000         40,000
                                                   ---------      ---------
    Total Stockholders' Equity                     1,151,478        649,810
                                                   ---------      ---------
    Total Liabilities and Stockholders' Equity    $2,465,008     $1,610,404
                                                   =========      =========

    The accompanying notes are an integral part of the financial statements.

                United Systems Technology, Inc. and Subsidiaries
                       Consolidated Statements of Income
                        For The Years Ended December 31,

                                                      2000           1999
                                                      ====           ====
Revenue
 Software packages                                $  229,916     $  612,679
 Installation, training and customer support         149,572        296,647
 Maintenance                                       1,342,521        872,920
 Equipment sales and supplies                        225,066        313,554
 Other                                                12,526         17,397
                                                   ---------      ---------
                                                   1,959,601      2,113,197
Costs and Expenses
 Salaries                                          1,007,271        936,833
 Other general, administrative and selling expense   405,383        380,782
 Depreciation and amortization                       171,895        117,116
 Rent                                                 66,816         54,928
 Commissions                                           9,077         60,578
 Cost of equipment and supplies sold                 114,220        176,939
                                                   ---------      ---------
                                                   1,774,662      1,727,176
                                                   ---------      ---------
Operating income                                     184,939        386,021
                                                   ---------      ---------
Other(expense) income
 Interest expense                                     (1,679)        (2,044)
 Interest income                                      30,981         28,406
                                                   ---------      ---------
                                                      29,302         26,362
                                                   ---------      ---------

Net income before extraordinary item                 214,241        412,383

Extraordinary gain on settlement of debt             111,852          9,870
                                                   ---------      ---------

Net income                                           326,093        422,253

Preferred stock dividend requirement                 (56,000)       (82,177)
                                                   ---------      ---------

Income allocable to common shareholders           $  270,093     $  340,076
                                                   =========      =========

Net income per common share before
 extraordinary item                               $      NIL     $     0.01
Extraordinary gain on settlement of debt                 NIL            NIL
                                                   ---------      ---------
Net income per common share after
 extraordinary item                               $      NIL     $     0.01
                                                   =========      =========

Weighted average number of shares outstanding
 Basic                                            54,485,066     48,930,152
                                                  ==========     ==========
 Diluted                                          60,375,587     53,121,207
                                                  ==========     ==========

    The accompanying notes are an integral part of the financial statements.

                United Systems Technology, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity
                        For the Years Ended December 31,

                                                              Stock
                           Additional             Currency   Purchase
      Capital Stock Issued  Paid-In  Accumulated Translation   Note
       Preferred  Common    Capital    Deficit   Adjustments Receivable  Total
       =========  ======    =======    =======   =========== ==========  =====
Balance,
January 1,
1999   $130,000 $4,817,804 $3,333,561 $(8,066,808) $   -     $(40,000) $ 174,557
Conversion
of Series
D preferred
stock to
common
stock    (50,000)  239,104  (189,104)                                       -
Exercise
of stock
options
and
warrants           100,000   (65,000)                                     35,000
Recognition
of deferred
compensation
on sale of
stock                          18,000                                     18,000
Net income                               422,253                         422,253
         ------  ---------  ---------   ---------    -----    ------   ---------
Balance,
December
31,1999 $80,000 $5,156,908 $3,097,457 $(7,644,555) $    -     $(40,000)$ 649,810

Exercise
of stock
options
and
warrants           460,958  (298,903)                                    162,055
Recognition
of deferred
compensation
on sale of
stock                         18,000                                      18,000
Comprehesive
income
Net income                                326,093                        326,093
Currency
translation
adjustments                                         (4,480)              (4,480)
                                                                        --------
Total
comprehensive
income                                                                   321,613
         ------  ---------  ---------   ---------    -----    ------   ---------
Balance,
December
31,2000 $80,000 $5,617,866 $2,816,554 $(7,318,462) $(4,480) $(40,000) $1,151,478
         ======  =========  =========   =========    =====    ======   =========

    The accompanying notes are an integral part of the financial statements.

                United Systems Technology, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                        For the Years Ended December 31,

                                                      2000           1999
                                                      ====           ====
Cash flows in operating activities:

 Net income                                       $  326,093     $  422,253

Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization                      171,895        117,116
  Deferred compensation costs on
   employee stock purchase                            18,000         18,000
  Extraordinary gain on settlement of debt          (111,852)        (9,870)
  Changes in operating assets and liabilities,
   net of effect of acquisitions:
    Trade accounts receivable                       (120,371)       113,131
    Deposits and other                               (26,730)       (13,685)
    Trade accounts payable                           (36,306)       (11,158)
    Accrued expenses                                 (88,985)        23,558
    Deferred revenue                                  45,454       (189,071)
                                                   ---------      ---------
Net cash provided by operating activities:        $  177,198     $  470,274
                                                   ---------      ---------
Cash flows from investing activities:
 Property and equipment additions                    (33,411)       (56,996)
 Sale of property and equipment                       30,500           -
 Acquisitions of businesses                         (438,973)          -
                                                   ---------      ---------
Net cash used in investing activities               (441,884)       (56,996)
                                                   ---------      ---------
Cash flows from financing activities:
 Exercise of common stock options                    162,055         35,000
 Payment of notes payable                             (5,000)        (1,000)
 Payments on capital lease obligations                   -           (2,448)
                                                   ---------      ---------
Net cash provided by financing activities            157,055         31,552

Effect of exchange rate changes on cash                 (967)          -
                                                   ---------      ---------

Increase (decrease)in cash and cash equivalents     (108,598)       444,830
Cash and cash equivalents, beginning of year         922,838        478,008
                                                   ---------      ---------
Cash and cash equivilents, end of year            $  814,240     $  922,838
                                                   =========      =========

Supplemental disclosure of cash paid during
 year for interest:                               $    1,679     $    2,044

Supplemental disclosure of non-cash
 investing activities:
  Acquisition of businesses:
   Assets Acquired                                $  996,505     $     -
   Cash paid for acquisitions                       (438,973)          -
                                                   ---------     ---------
  Liabilities assumed                             $  557,532     $     -
                                                   =========     =========

    The accompanying notes are an integral part of the financial statements.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

1. Summary of Significant Accounting Policies:

   Nature of Operations

     The Company operates in a single business segment, the business of developing, supporting and marketing computer software products to county and local governments located throughout the United States and Canada.

   Basis of Presentation

     The financial statements include the accounts of United Systems Technology, Inc. ("USTI") and its wholly-owned subsidiaries, United Systems Technology East, Inc. ("USTEI") and USTI Canada, Inc.. All intercompany transactions and balances have been eliminated.

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

   Other Assets

     Goodwill represents the excess of acquisition costs over the fair value of the net assets of business purchased and is amortized on the straight-line method over periods of up to 20 years. Purchased software is amortized on the straight-line method over 5 years.

   Revenue Recognition

     The Company recognizes revenue from the initial license for computer software product sales upon delivery of a software package. Revenue from installation, training and customer support is recognized in the period in which the services are provided. Revenue from contracts to maintain its computer software products is recognized over the term of the contracts.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

1. Summary of Significant Accounting Policies (Cont'd.):

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

   Earnings Per Common Share

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

   Stock-Based Compensation

     The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the exercise price.

   Foreign Currency Translation

     The functional currency for the Company's foreign subsidiary is the local currency. Assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the rates of exchange prevailing during the year. The adjustments resulting from translating the financial statements at the foreign subsidiary are reflected in stockholders' equity. Gains and losses on foreign currency transactions are included in the consolidated statements of income.

   Use of Estimates

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent asset and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

2. Acquisitions

     In March 2000, the Company acquired certain Municipal Fund Accounting and Utility billing assets from CPS Systems, Inc. in exchange for $200,000 in cash. As a result of the acquisition, which was accounted for as a purchase, the Company recorded goodwill of approximately $55,000, which is being amortized on the straight-line method over 5 years.

     In June 2000, the Company acquired substantially all of the assets of Auto Administrator International, Inc. in exchange for approximately $239,000 in cash. As a result of the acquisition, which was accounted for as a purchase, the Company recorded goodwill of approximately $140,000, which is being amortized on the straight-line method over 5 years.

     Operating results of the acquired businesses have been included in the consolidated statements of income from the dates of acquisition.

     The following unaudited proforma information presents the results of operations of the Company as if the acquisitions had taken place in the beginning of each period presented (in thousands, except per share data):

                                                   Year ended
                                                   December 31,
                                               2000          1999
                                               ----          ----
                Revenues                      $2,712        $4,077
                Net income                    $  123        $  (94)
                Net income per common share   $  -          $  -


     The proforma results of operations have been presented for comparative purposes only and do not purport to be indicative of the results of operations which actually would have occurred had the acquisitions been made as of these dates or of results which may occur in the future.

3. Property and Equipment:

                                               2000           1999
                                               ----           ----

         Leasehold improvements           $   75,431    $   66,416
         Furniture and fixtures               54,080        40,655
         Equipment                         1,024,107       974,789
                                           ---------     ---------
                                           1,153,618     1,081,860
         Less accumulated depreciation
          and amortization                (1,034,323)     (995,288)
                                           ---------     ---------
                                          $  119,295    $   86,572
                                           =========     =========

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

4  Other Assets:

                                            Accumulated
                                 Cost       Amortization          Net
                                 ----       ------------          ---
       2000
       ----
       Goodwill              $ 1,881,396    $(1,423,665)     $  457,731
       Purchased software      1,086,977       (633,010)        453,967

       1999
       ----
       Goodwill              $1,692,128     $(1,346,413)     $  345,715
       Purchased software       597,104        (577,226)         19,878



5. Preferred Stock

     The Series B preferred stock provides for: (I) a cumulative dividend of $.07 per share per annum, payable quarterly,; (II) a liquidation preference of $1.00 per share plus accrued but unpaid dividends; (III) the right to convert each share plus accrued but unpaid dividends into common stock; (IV) the right to vote on all matters submitted to a vote of stockholders of the Company; and
(V) redemption at the Company's option at a redemption price of $1.00 per share plus all accrued and unpaid dividends. As of December 31, 2000 the 500,000 outstanding shares of Series B preferred stock were entitled to be converted into 4,643,995 shares of common stock and were entitled to 4,643,995 votes on all matters submitted to a vote of stockholders. At December 31, 2000 cumulative dividends of approximately $429,000 were in arrears.

     The Series E preferred stock provides for: (I) a cumulative dividend of $.07 per share per annum, payable quarterly,; (II) a liquidation preference of $1.00 per share plus accrued but unpaid dividends; (III) the right to convert each share plus accrued but unpaid dividends into common stock; (IV) the right to vote on all matters submitted to a vote of stockholders of the Company; and
(V) redemption at the Company's option at a redemption price of $1.00 per share plus all accrued and unpaid dividends. As of December 31, 2000 the 300,000 oustanding shares of Series E preferred stock were entitled to be converted into 2,503,685 shares of common stock and were entitled to 2,503,685 votes on all matters submitted to a vote of stockholders. At December 31, 2000, cumulative dividends of approximately $201,000 were in arrears.

6. Commitments and Contingencies:

   Operating Leases

     The Company leases certain office facilities under a non-cancelable lease agreements, which expire on June 30, 2002 and September 30, 2005. The future minimum annual lease payments under these leases are approximately $60,000 in 2001, $55,000 in 2002, $45,000 in 2003, $45,000 in 2004 and $34,000 in 2005.
Rent expense was $66,816 and $54,930 in 2000 and 1999, respectively.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

7. Common Staock Options and Warrants:

   Stock Options

     In September 1986, the Board of Directors approved the adoption of a stock option plan (the "Plan"), whereby 12,000,000 shares of the Company's common stock are reserved for options to be granted to employees and directors at the discretion of the Board of Directors. Stock options are granted at the quoted market price of the Company's stock at the date of the grant, become exercisable over period of up to five years and expire on various dates from 2001 to 2005. At the December 31, 2000, approximately 1,000,000 shares of common stock were reserved for future grants under the Plan..

     Compensation costs for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. If the Company recognized compensation expense based upon the fair value at the grant date, the Company's 2000 and 1999 net income allocable to common shareholders and net income per common share would have been reduced to the pro forma amounts indicated as follows:


                                                      2000         1999
                                                      ----         ----
    Net income allocable to common shareholders
     As reported                                   $ 270,093    $ 340,076
     Pro forma                                     $ 136,486    $ 185,364

    Net income per common share
     As reported                                   $     NIL    $    0.01
     Pro forma                                     $     NIL    $     NIL



     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, expected volatility of 120% in 2000 and 415% in 1999; risk free interest rate of 6.0% and 6.32% in 1999; no dividend yield; and expected lives of 5 years.

     Additional information with respect to options outstanding at December 31, 2000, and the changes for each of the two years in the period then ended was as follows:

                                                          2000
                                               ------------------------
                                                                Weighted
                                                                Average
                                                                Exercise
                                                Shares           Price
                                                ------          --------
    Outstanding at beginning of year          10,587,500          $.04
    Granted                                    4,225,000           .07
    Exercised                                 (3,570,000)          .04
    Forfeited                                   (332,500)          .05
                                              ----------           ---
    Oustanding at end of year                 10,910,000          $.05
                                              ----------           ---

    Options exercisable at December 31, 2000   3,610,000          $.04
                                              ----------           ---
    Weighted average fair value per share
     of options granted                                           $.05
                                                                   ---

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

7. Common Staock Options and Warrants (Cont'd):

                                                          2000
                                               ------------------------
                                                                Weighted
                                                                Average
                                                                Exercise
                                                Shares           Price
                                                ------          --------

    Outstanding at beginning of year           7,852,500          $.04
    Granted                                    3,950,500           .05
    Exercised                                 (1,000,000)          .04
    Forfeited                                   (215,000)          .05
                                              ----------           ---
    Oustanding at end of year                 10,587,500          $.04
                                              ----------           ---

    Options exercisable at December 31, 1999   5,587,500          $.04
                                               ---------           ---
    Weighted average fair value per share
     of options granted
                                                                  $.05
                                                                   ---

     Information about stock options outstanding at December 31, 2000 is summarized as follows:

                                           Options Outstanding
                             --------------------------------------------------
                                            Weighted Average
                               Number          Remaining       Weighted Average
  Range of Exercise Prices   Outstanding    Contractual Life    Exercise Price
  ------------------------   -----------    ----------------    --------------
      $.01 to $.05            5,700,000         2.3 years           $.04
      $.06 TO $.10            5,210,000         2.7 years           $.06
                             ----------
                             10,910,000
                             ----------


                                  Options Exercisable
                            --------------------------------
                               Number       Weighted Average
  Range of Exercise Prices  Exercisable      Exercise Price
  ------------------------  -----------      --------------
      $.01 to $.05            2,625,000         $.04
      $.06 TO $.10              985,000         $.06
                              ---------
                              3,610,000
                              ---------

   Stock Purchase Warrants

     At December 31, 1999, warrants to purchase 1,514,585 shares of common stock, exercisable at $.035 to $.05 per share and expiring in 2000, were outstanding. During fiscal 2000, warrants to 1,039,583 were exercised at prices ranging from $.035 to $.5 per share, warrants for 415,002 shares of common stock, exercisable at $.05 per share expired and warrants for 75,000 shares of common stock exercisable at $.11 per share and expiring in 2005 were issued. At December 31, 2000 warrants for 75,000 shares of common stock, exercisable at $.11 per share and expiring in 2005 were outstanding.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

8. Earning per Share

     The following table sets forth the computation of basic and diluted earnings per share

                                                      Year Ended
                                                      December 31,
                                                   -----------------
                                                   2000         1999
                                                   ----         ----
   Income allocable to common stockholders      $ 270,093     $ 340,076

   Weighted average shares outstanding - basic 54,485,066    48,930,152
   Effect of dilutive stock options             5,190,414     3,681,766
   Effect of dilutive stock warrants              700,107       509,289

   Weighted average shares
     outstanding - diluted                     60,375,587    53,121,207

   Earnings per common share - basic            $    -        $    0.01
   Earnings per common share - diluted          $    -        $    0.01


     In 2000 and 1999, the assumed conversion of the Company's convertible preferred stock was excluded from the computation of diluted earnings per share because its effect would be antidilutive. In 2000, warrants to purchase 75,000 shares of the Company's common stock were excluded from the computation of diluted earnings per share because the effect would be antidilutive.


9. Income Taxes:

     At December 31, 2000, the Company has net operating loss carryforwards of approximately $2,360,000. These carry-forwards expire from 2001 through 2011. Additionally, the Company has approximately $71,000 in unused general business tax credits available to directly offset future income tax liabilities and $624,000 in capital loss carryforwards available to offset future capital gains.

     For the years ended December 31, 2000 and 1999 the difference between the effective federal income tax rate and the amounts determined by applying the statutory federal income tax rate to income before provision for federal income tax was as follows:

                                                  2000         1999
                                                 Amount       Amount
                                                 ------       ------
     Federal income tax at statutory rate       $110,872     $143,570
     Amortization of goodwill                     21,480       23,100
     Other                                       (29,652)      (7,270)
     change in valuation allowance              (102,700)    (159,400)
                                                 -------      -------
                                                $   -        $   -
                                                 =======      =======

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

9. Income Taxes(Cont'd.):

     The compnents of the deferred tax accounts as of December 31, 2000 and 1999 are as follows:

                                                     2000         1999
                                                    ------       ------
     Deferred Tax Assets:
      Net operating loss carryforward            $  802,100   $  846,600
      Capital loss carryforward                     212,300      212,300
      Deferred revenue                              173,800      174,100
      Accounts payable and accrued expenses          62,200      132,100
      General business tax credits                   71,000       71,000
                                                  ---------    ---------
     Total deferred tax asset                    $1,321,400   $1,435,900
                                                  ---------    ---------
     Deferred Tax Liabilities:
      Accounts receivable                            88,500       88,500
      Purchsed software, property and equipment      14,300       27,900
                                                  ---------    ---------
     Total deferred tax liability                   104,600      116,400
                                                  ---------    ---------
     Net deferred tax asset before valuation
      allowance                                   1,216,800    1,319,500

     Less valuation allowance                     1,216,800    1,319,500
                                                  ---------    ---------

     Net deferred tax asset                      $     -      $    -
                                                  =========    =========


10.Employee Benefit Plans:

     Effective January 16, 1992, the Company established the USTI Employee's 401(K)Profit Sharing Plan and Trust (the "Plan"), which is a defined contribution plan that covers substantially all full-time employees of the Compay eligible to participate. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and
Section 401(K) of the Internal Revenue Code/ The Company made contributions for the benefit of the participants in the Plan in the amount of $4,300 and $5,300 for the years ended December 31, 2000 and 1999, respectively.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

11.Foreign Operations:

     Information regarding foreign operations as of and for the years ended December 31, 2000 are as follows. Sales are attributed to countries based upon the location of the customer.

                                                  Year Ended
                                                  December 31,
                                               -----------------
                                               2000         1999
                                               ----         ----
         Revenue
           United States                   $ 1,492,534  $ 2,113,197
           Canada                              467,067         -
                                            ----------   ----------
                                           $ 1,959,601  $ 2,113,197
                                            ----------   ----------

                                                  Year Ended
                                                  December 31,
                                               -----------------
                                               2000         1999
                                               ----         ----
         Long-lived assets
           United States                   $   530,346  $   470,989
           Canada                              546,349         -
                                            ----------   ----------
                                           $ 1,076,695  $   470,989
                                            ----------   ----------

ITEM  8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its Independent Accountants on accounting and financial disclosure matters.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 2001 Annual Meeting of Shareholders under the captions "Election of Directors" and "Executive Officers." Such information is incorporated herein by reference therefrom.


ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 2001 Annual Meeting of Shareholders under the caption "Management Compensation." Such information is incorporated herein by reference therefrom.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 2001 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management." Such information is incorporated herein by reference therefrom.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 2001 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions." Such information is incorporated herein by reference therefrom.

                                                      PART IV

ITEM 13. XHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Exhibit
Number
-------

  (b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of the year for which this report is filed.

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

DATE: MARCH 29, 2000                     BY:  /S/  THOMAS E. GIBBS
                                              --------------------
                                              Thomas E. Gibbs,
                                              Chief Executive Officer and
                                               Chairman of the Board


DATE: MARCH 29, 2000                     BY: /S/  RANDALL L. MCGEE
                                             ----------------------
                                             Randall L. McGee,
                                             Secretary, Treasurer and Director
                                             (Principal Financial &
                                               Accounting Officer)

DATE: MARCH 29, 2000                     BY: /S/  SCOTT BURRI
                                             ----------------
                                             Scott Burri, Director

DATE: MARCH 29, 2000                     BY: /S/  EARL COHEN
                                             -----------------
                                             Earl Cohen, Director