Form 10QSB
period 2001-03-31
UNITED SYSTEMS TECHNOLOGY INC
filed 2001-05-15
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           --------------------------

For the Quarter Ended:                             Commission File Number
   March 31, 2001                                         0 - 9574

                           --------------------------


                         UNITED SYSTEMS TECHNOLOGY, INC.

        Iowa                                           42-1102759
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

                           Yes __X__        No ______

     As of March 31, 2001 there were 56,178,663 shares of the registrant's Common Stock, par value $0.10 per share, outstanding.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

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

     These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements which are included in the annual report on Form 10-KSB for the fiscal year ended December 31, 2000.

                 United Systems Technology, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                  March 31,
                                                    2001         December 31,
                                                (Unaudited)          2000
                                                ===========      ===========
Current Assets
 Cash and cash equivalents                     $  769,426        $  814,240
 Trade accounts receivable, less allowance
  for doubtful accounts of $34,500 at March
  31, 2001 and $32,000 at December 31, 2000       416,189           574,073
                                                ---------         ---------
 Total Current Assets                           1,185,615         1,388,313
                                                ---------         ---------

Property and equipment, net                       122,587           119,295
Goodwill, net                                     492,050           457,731
Purchased software, net                           782,702           453,967
Deposits and other                                 63,694            45,702
                                                ---------         ---------
                                                1,461,033         1,076,695
                                                ---------         ---------

 Total Assets                                  $2,646,648        $2,465,008
                                                =========         =========

Liabilites and Stockholders' Equity

Current Liabilities
 Notes payable - related party                 $   12,499        $   12,499
 Trade accounts payable                            74,459            47,597
 Accrued payroll                                   63,023            92,381
 Accrued interest - related party                  22,469            22,127
 Other accrued expenses                           121,088           100,018
 Deferred revenue                               1,140,614         1,038,908
                                                ---------         ---------
 Total Current Liabilities                      1,434,152         1,313,530

 Total Liabilities                              1,434,152         1,313,530
                                                ---------         ---------

Commitments and contingencies                        -                 -

Stockholders' Equity

Preferred stock, convertible, voting,
 cumulative, par value $.10 per share;
 authorized 5,000,000 shares; issued and
 outstanding, 500,000 shares of Series B
 and 300,000 shares of Series E,aggregate
 liquidating preference of $1,300,000
 ($1.00 per share)                                 80,000            80,000
Common stock, par value $.10 per share;
 authorized 100,000,000 shares; issued
 and outstanding 56,178,663 at March 31,
 2001 and December 31, 2000                     5,617,866         5,617,866
Additional paid-in capital                      2,816,554         2,816,554
Accumulated deficit                            (7,233,376)       (7,318,462)
Currency translation adjustments                  (28,548)           (4,480)
                                                ---------         ---------
                                                1,252,496         1,191,478
Less stock purchase note receivable                40,000            40,000
                                                ---------         ---------
 Total Stockholders' Equity                     1,212,496         1,151,478
                                                ---------         ---------

 Total Liabilities and Stockholders' Equity    $2,646,648        $2,465,008
                                                =========         =========

    The accompanying notes are an integral part of the financail statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                    2001            2000
                                                ===========      ===========

Revenue
 Software packages                             $   39,054        $   60,408
 Installation, training and customer support      101,540            28,411
 Maintenance                                      440,126           193,633
 Equipment and supplies sales                      45,158            70,981
 Other                                              4,875             2,094
                                                ---------         ---------
                                                  630,753           355,527
                                                ---------         ---------
Costs and expenses
 Salaries                                         327,744           195,645
 Other general, administrative and
  selling expense                                 148,546           105,987
 Depreciation and amortization                     57,730            29,272
 Commissions                                        1,364             2,725
 Cost of equipment and supplies sold               21,404            36,967
                                                ---------         ---------
                                                  556,788           370,596
                                                ---------         ---------
Income (loss) from operations                      73,965           (15,069)
                                                ---------         ---------

Nonoperating income (expense)
 Interest expense                                    (257)             (471)
 Interest income                                    9,994            10,803
                                                ---------         ---------
                                                    9,737            10,332
                                                ---------         ---------
Net income (loss)                                  83,702            (4,737)
                                                ---------         ---------

Preferred stock dividend requirements             (13,771)          (13,961)
                                                ---------         ---------
Income (loss) available for common
 stockholders                                  $   69,931        $  (18,698)
                                                =========         =========

Net income (loss) per common share             $    NIL          $    NIL
                                                =========         =========

Weighted average number of common shares
 oustanding                                    56,178,633        52,091,057
                                               ==========        ==========


   The accompanying notes are an integral part of the financail statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
            For the Three Month Period Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                    2001            2000
                                                ===========      ===========

Cash flows in operating activities:
 Net income (loss)                             $   83,702        $   (4,737)

 Adjustments to reconcile net income (loss)
  to net cash (used in) provided by operating
  activities:
   Depreciation and amortization                   57,730            29,272
   Recognition of deferred compensation costs
    on employee stock purchase                      4,500             4,500

  Change in operating assets and liabilities,
   net of effect of acquisitions:
    Accounts receivable                           226,160            67,931
    Deposits and other                            (41,991)          (30,598)
    Accounts payable                               31,079             1,991
    Accrued expenses                              (75,627)         (133,697)
    Deferred revenue                             (195,231)          (49,617)
                                                ---------         ---------
Net cash (used in) provided by operating
 activities                                    $   90,322        $ (114,955)
                                                ---------         ---------

Cash flows from inventing activities:
 Property and equipment additions                 (16,195)           (5,418)
 Acquisition of businesses                       (132,065)         (169,500)
                                                ---------         ---------
Net cash used in investing activities            (148,260)         (174,918)
                                                ---------         ---------
Cash flows from financing activities:
 Exercise of common stock options                    -               87,500
                                                ---------         ---------
Nst cash provided by financing activities            -               87,500
                                                ---------         ---------

Effect of exchange rate changes on cash            13,124              -
                                                ---------         ---------

Decrease in cash and cash equivalents             (44,814)         (202,373)
Cash and cash equivalents, beginning of year      814,240           922,838
                                                ---------         ---------

Cash and cash equivalents, end of period       $  769,426        $  720,465
                                                =========         =========

  The accompanying notes are an integral part of the financail statements.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. ("USTI") as of March 31, 2001 and December 31, 2000 and the results of operations and cash flows of USTI for the three months ended March 31, 2001 and 2000. The consolidated results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  PROPERTY AND EQUIPMENT:

         Property and equipment at March 31, 2001 and December 31, 2000 consisted of the following:

                                        March 31,             December 31,
                                          2001                    2000
                                          ----                    ----

Leasehold improvements              $      75,027             $    75,431
Furniture and fixtures                     57,088                  54,080
Equipment                               1,034,493               1,024,107
                                        ---------               ---------
                                        1,166,608                1,153,618
Less Accumulated depreciation
  Aand amortization                    (1,044,021)              (1,034,323)
                                        ---------                ---------

                                    $     122,587             $    119,295
                                        ---------                ---------

NOTE 3.  OTHER ASSETS:

         Other assets at March 31, 2001 and December 31, 2000 consisted of the following:

                                                 Accumulated
March 31, 2001                      COST         Amortization          Net
--------------                      ----         ------------          ---

Goodwill                        $ 1,937,793      $(1,445,743)      $  492,050
Purchased Software                1,438,404         (655,702)         782,702

December 31, 2000
-----------------
Goodwill                        $ 1,881,396       (1,423,665)      $  457,731
Purchased Software                1,086,977         (633,010)         453,967


                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4.  PREFERRED STOCK:

     The company is in arrears in the payment of dividends to holders of its Series B and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 2001, are entitled to the payment of approximately $437,405 in dividends, which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 2001, are entitled to the payment of approximately $205,900 in dividends, which are currently in arrears.

NOTE 5.  ACQUISITION OF ASSETS:

     On March 2, 2001, USTI Canada, Inc, a wholly owned subsidiary of United Systems Technology, Inc (USTI) acquired the Municipal Application Suite (MAS) software from Ever America Corporation, doing business as JPH International
(JPHI). This transaction includes all rights to the MAS software owned by JPHI, contracts for Software Support, and all accounts receivable related to the MAS business unit. The purchase price was $132,065 plus the assumption of certain Customer Support obligations for the remainder of 2001.

NOTE 6.  COMPREHENSIVE INCOME (LOSS):

         Comprehensive income (loss) is as follows:

                                                 March 31,      March 31,
                                                   2001           2000
                                                   ----           ----

    Net income (loss)                            $ 83,702       $(4,737)
    Currency translation adjustments              (24,068)          -
                                                   ------         -----
    Comprehensive income (loss))                 $ 59,634       $(4,737)
                                                   ------         -----

           UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     The Company derives its revenue from the licensing of its software packages, installation, training and custom modifications, maintenance agreements and equipment sales and commissions. Results of operations for the period ended March 31, 2001 include revenues of $630,753 and net income of $83,702 as compared to revenues of $355,527 and a net loss of $4,737 for the same period in 2000.

     The Company has completed the development of several new software products, which significantly enhance the competitiveness of its comprehensive software pffering. These products are marketed under the asystTM brand name, were developed as Windows applications to "look and work like Microsoft Office", and include a Fund Accounting product line, a Utility Billing product line, a General Government product line and a Public Safety product line. The Fund Accounting product line includes General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts and Payroll modules. The Utility Billing product line includes Utility Billing, Service Orders, Meter Reader Interface, Bank Drafts and Budget Billing modules. The General Government product line includes Master and Land Directories, Business and Animal Licenses, Code Enforcement and Building Permits modules. The Public Safety product line includes Master Name Index, Calls for Service, Offense Reports, Citations, State Interface, Computer Aided Dispatch, Jail Management, Alarm Billing and UCR Reports modules. The Company is currently developing ADDITIONAL MODULES FOR ITS ASYSTTM product line, including Tax Billing and Collection and Fixed Assets, to add to its existing asystTM offerings and anticipates that these packages will be released during the second half of 2001.

THREE MONTH PERIOD ENDED MARCH 31, 2001 AND 2000

     The Company's total revenue increased 77% from $355,527 during the first quarter in 2000 to $630,753 in 2001. Software license fees decreased 35% in 2001 due to a continued less than normal demand for the Company's software products that was experienced throughout 2000. Installation and training increased to $101,540 in 2001 from $28,411 in 2000 due, in part, to an increase in services provided to its Canadian customers. Maintenance revenue increased 127% during 2001, due primarily to an increase in revenue from the CPS, Auto Admin and MAS customers acquired by the Company. Equipment and supplies sales decreased 36% in 2001 as a result of decreased sales of computer equipment during the year.

     Total costs and expenses increased 50% from $370,596 in 2000 to $556,788 in 2001. Salary expense increased 68% in 2001, due in part, from the addition of employees related to recent acquisitions. Other general, administrative and selling expenses increased 40% in 2001 as compared to 2000 as a result of increased costs related to acquisitions. Depreciation and amortization expense increased 97% from the addition of assets related to the CPS, Auto Admin and MAS acquisitions. Cost of equipment and supplies sold decreased in 2001 as a result of decreased sales of computer equipment.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had net cash provided from operating activities of $90,322 during the three months ended March 31, 2001, as compared to net cash used in operations of $114,955 for the same period in 2000. This increase in cash provided in 2001 was primarily the result of the improvement in the results of operations in the first quarter of 2001. Net cash of $132,065 was utilized in 2001 for the purchase the Municipal Application Suite (MAS) software from Ever America Corporation, doing business as JPH International (JPHI). This transaction includes all rights to the MAS software owned by JPHI, contracts for Software Support, and all accounts receivable related to the MAS business unit.

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

     The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of March 31, 2000, dividends were in arrears on the Series B preferred stock in the amount of $437,405 and on Series E preferred stock in the amount of $205,900.

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

ITEM 2.  CHANGE IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company is in arrears in the payment of dividends to holders of its Series B and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 2001, are entitled to the payment of approximately $437,405 in dividends, which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 2001, are entitled to the payment of approximately $205,900 in dividends, which are currently in arrears.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - No exhibits are required to be filed with this report.

         (b) The Company filed an 8-K dated March 2, 2001 related to the acquisition of the Municipal Application Suite (MAS) assets.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UNITED SYSTEMS TECHNOLOGY, INC.

DATE:  May 14, 2001                BY: /S/ THOMAS E. GIBBS
                                       ----------------------
                                       Thomas E. Gibbs, President
                                       and Chairman of the Board
                                      (Principal Executive Officer)

DATE:  MAY 14, 2001                 BY: /S/ RANDALL L. MCGEE
                                       ----------------------
                                       Randall L. McGee, Secretary
                                       and Treasurer
                                      (Principal Financial and
                                        Accounting Officer)