Form 10QSB
period 2001-06-30
UNITED SYSTEMS TECHNOLOGY INC
filed 2001-08-14
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           __________________________

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           __________________________

For the Quarter Ended:                          Commission File Number
   June 30, 2001                                      0 - 9574

                           __________________________


                         UNITED SYSTEMS TECHNOLOGY, INC.

        Iowa                                              42-1102759
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

                       Yes __X__        No ______



     As of June 30, 2001 there were 56,178,663 shares of the registrant's Common Stock, par value $0.10 per share, outstanding.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB



PART I - FINANCIAL INFORMATION (UNAUDITED)                            PAGE

Item 1.  Consolidated Financial Statements

           Balance Sheets                                               3

           Statements of Operations                                     4

           Statements of Cash Flows                                     5

           Notes to Consolidated Financial Statements                   6


Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                              9




PART II - OTHER INFORMATION                                            12



            _________________________________________________________



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

                 United Systems Technology, Inc. and Subsidiary
                          Consolidated Balance Sheets

                                                   June 30,
                                                     2001         December 31,
                                                 (Unaudited)         2000
                                                  =========        =========
Current Assets
 Cash and cash equivalents                      $ 1,068,943      $   814,240
 Trade accounts receivable, less allowance for
  doubtful accounts of $34,500 at June 30, 2001
  and $32,000 at December 31, 2000                  422,689          574,073
                                                  ---------        ---------
    Total current assets                          1,491,632        1,388,313
                                                  ---------        ---------

Property and equipment, net                         116,760          119,295
Goodwill, net                                       474,391          457,731
Purchased software, net                             774,726          453,967
Deposits and other                                   79,825           45,702
                                                  ---------        ---------
                                                  1,445,702        1,076,695
                                                  ---------        ---------

    Total assets                                $ 2,937,334      $ 2,465,008
                                                  =========        =========

Liabilities and Stockholders' Equity
Current Liabilities
 Notes payable - related party                  $    12,499      $    12,499
 Trade accounts payable                              79,096           47,597
 Accrued payroll                                    114,061           92,381
 Accrued interest - related party                    22,642           22,127
 Other accrued expenses                             199,671          100,018
 Deferred revenue                                 1,090,421        1,038,908
                                                  ---------        ---------
     Total current liabilities                    1,518,390        1,313,530

     Total liabilities                            1,518,390        1,313,530
                                                  ---------        ---------

Commitments and contingencies                          -                -

Stockholders' Equity
 Preferred stock, convertible, voting,
  cumulative, par value $.10 per share;
  authorized 5,000,000 shares; issued and
  outstanding, 500,000 shares of Series B and
  300,000 shares of Series E, aggregate
  liquidating preference of $1,300,000
  ($1.00 per share)                                  80,000           80,000
 Common stock, par value $.10 per share;
  authorized 100,000,000 shares; issued and
  outstanding 56,178,663 at June 30, 2001
  and December 31, 2000                           5,617,866        5,617,866
 Additional paid-in capital                       2,816,554        2,816,554
 Accumulated deficit                             (7,046,570)      (7,318,462)
 Currency translation adjustments                    (8,906)          (4,480)
                                                  ---------        ---------
                                                  1,458,944        1,191,478

 Less stock purchase note receivable                 40,000           40,000
                                                  ---------        ---------
    Total stockholders' equity                    1,418,944        1,151,478
                                                  ---------        ---------
    Total liabilities and stockholders' equity  $ 2,937,334      $ 2,465,008
                                                  =========        =========



    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                     Consolidated Statements of Operations
                                  (Unaudited)

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                        2001      2000       2001       2000
                                        ====      ====       ====       ====
Revenue
 Software packages                  $ 113,073  $  47,334  $ 152,127  $ 107,742
 Installation, training and
  customer support                    170,876     12,667    272,417     41,077
 Maintenance                          481,979    286,735    922,104    480,368
 Equipment and supplies sales          51,997     47,224     97,155    118,206
 Other                                  3,989      1,968      8,865      4,062
                                    ---------  ---------  ---------  ---------
                                      821,914    395,928  1,452,668    751,455
                                    ---------  ---------  ---------  ---------
Costs and expenses
 Salaries                             361,976    217,756    689,719    413,401
 Other general, administrative
  and selling expense                 179,438    105,770    327,984    211,757
 Depreciation and amortization         72,085     34,659    129,814     63,931
 Commissions                            1,440      2,525      2,804      5,250
 Cost of equipment and supplies sold   27,393     24,352     48,798     61,319
                                    ---------  ---------  ---------  ---------
                                      642,332    385,062  1,199,119    755,658
                                    ---------  ---------  ---------  ---------
 Income (loss) from operations        179,582     10,866    253,549     (4,203)
                                    ---------  ---------  ---------  ---------

Nonoperating income (expense)
 Interest expense                        (257)      (472)      (514)      (943)
 Interest income                        8,864      8,325     18,857     19,128
                                    ---------  ---------  ---------  ---------
                                        8,607      7,853     18,343     18,185
                                    ---------  ---------  ---------  ---------

Net income                            188,189     18,719    271,892     13,982

Preferred stock dividend
 requirements                         (13,960)   (13,960)   (27,920)   (27,920)
                                    ---------  ---------  ---------  ---------
Income (loss) available for
 common stockholders                $ 174,229  $   4,759  $ 243,972  $ (13,938)
                                    =========  =========  =========  =========

Net income per common share         $   NIL    $   NIL    $   NIL    $   NIL
                                    =========  =========  =========  =========

Weighted average number of common
 shares outstanding                 56,178,663 54,069,078 56,178,663 53,080,067
                                    ========== ========== ========== ==========


    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
              For the Six Month Period Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                    2001             2000
                                                  ========         ========
Cash flows in operating activities:
 Net income                                      $  271,892       $   13,982
                                                  ---------        ---------
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                     129,814           63,931
  Recognition of deferred compensation costs on
   employee stock purchase                            9,000            9,000
  Change in operating assets and liabilities:
   Accounts receivable                              231,054          130,889
   Deposits and other                               (36,844)         (38,130)
   Accounts payable                                  32,015           (4,170)
   Accrued expenses                                  49,360         (118,598)
   Deferred revenue                                (282,832)        (136,202)
                                                  ---------        ---------
                                                    131,567          (93,280)
                                                  ---------        ---------
Net cash provided from (used in) operating
 activities                                         403,459          (79,298)
                                                  ---------        ---------
Cash flows from investing activities:
 Property and equipment additions                   (17,747)         (10,397)
 Acquisition of businesses                         (132,065)        (425,200)
                                                  ---------        ---------
Net cash used in investing activities              (149,812)        (435,597)
                                                  ---------        ---------

Cash flows from financing activities:
 Exercise of common stock options                     -               87,500
                                                  ---------        ---------
Net cash provided by financing activities             -               87,500
                                                  ---------        ---------

Effect of exchange rate changes on cash               1,056             -
                                                  ---------        ---------

Increase (decrease) in cash and cash equivalents    254,703         (427,395)
Cash and cash equivalents, beginning of period      814,240          922,838
                                                  ---------        ---------

Cash and cash equivalents, end of period         $1,068,943       $  495,443
                                                  =========        =========



    The accompanying notes are an integral part of the financial statements.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                  (Unaudited)

Note 1.  Basis of Presentation:

     In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. ("USTI") as of June 30, 2001 and December 31, 2000 and the results of operations and cash flows of USTI for the six months ended June 30, 2001 and 2000. The consolidated results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


Note 2.  Property and Equipment:

     Property and equipment at June 30, 2001 and December 31, 2000 consisted of the following:

                                                  June 30,       December 31,
                                                    2001             2000
                                                  ========         ========
Leasehold improvements                          $   75,184       $   75,431
Furniture and fixtures                              57,349           54,080
Equipment                                        1,038,672        1,024,107
                                                 ---------        ---------
                                                 1,171,205        1,153,618
Less Accumulated depreciation
  and amortization                              (1,054,445)      (1,034,323)
                                                 ---------        ---------
                                                $  116,760       $  119,295

Note 3.  Other Assets:

     Other assets at June 30, 2001 and December 31, 2000 consisted of the following:

                                                 Accumulated
June 30, 2001                     Cost           Amortization        Net
=============                    ========        ============      ========
Goodwill                      $ 1,945,604        $(1,471,213)     $  474,391
Purchased Software              1,470,576           (695,850)        774,726

December 31, 2000
=================
Goodwill                      $ 1,881,396        $(1,423,665)     $  457,731
Purchased Software              1,086,977           (633,010)        453,967

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 4.  Preferred Stock:

     The company is in arrears in the payment of dividends to holders of its Series B and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 2001, are entitled to the payment of approximately $446,105 in dividends, which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 2001, are entitled to the payment of approximately $211,125 in dividends, which are currently in arrears.

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

Note 6.  Comprehensive Income:

     Comprehensive income is as follows:

                                 Three Months Ended      Six Months Ended
                                     June 30,                June 30,
                                   2001        2000      2001        2000
                                   ----        ----      ----        ----
  Net income                     $188,189    $18,719   $271,892     $13,982
  Currency translation
   adjustments                     (2,050)      -        (4,426)       -
                                  -------    -------    -------     -------
  Comprehensive income           $186,139    $18,719   $267,466     $13,982
                                  =======    =======    =======     =======

Note 7.  Recent Accounting Pronouncements:

     In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Companys financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15,2001 if their first quarter financial statements have not previously been issued. The Company has not yet determined when it will adopt SFAS 142 or its effect on annual income.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Results of Operations
---------------------
     The Company derives its revenue from the licensing of its software packages, installation, training and custom modifications, maintenance agreements and equipment sales and commissions. Results of operations for the three month period ended June 30, 2001 include revenues of $821,914 and net income of $188,189 as compared to revenues of $395,928 and net income of $18,719 for the same period in 2000. Results of operations for the six month period ended June 30, 2001 include revenues of $1,452,668 and net income of $271,892 as compared to revenues of $751,455 and net income of $13,982 for the same period in 2000.

     The Company has completed the development of several new software products, which significantly enhance the competitiveness of its comprehensive software offering. These products are marketed under the asystTM brand name, were developed as Windows applications to look and work like Microsoft Office, and include a Fund Accounting product line, a Utility Billing product line, a General Government product line and a Public Safety product line. The Fund Accounting product line includes General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts and Payroll modules. The Utility Billing product line includes Utility Billing, Service Orders, Meter Reader Interface, Bank Drafts and Budget Billing modules. The General Government product line includes Master and Land Directories, Business and Animal Licenses, Code Enforcement and Building Permits modules. The Public Safety product line includes Master Name Index, Calls for Service, Offense Reports, Citations, State Interface, Computer Aided Dispatch, Jail Management, Alarm Billing and UCR Reports modules. The Company is currently developing additional modules for its asystTM product line, including Tax Billing and Collection, Fixed Assets and Inventory Control to add to its existing asystTM offerings and anticipates that these packages will be released during the second half of 2001.

Three Month Period Ended June 30, 2001 and 2000
-----------------------------------------------
     The Companys total revenue increased 108% from $395,928 during the second quarter in 2000 to $821,914 in 2001. Software license fees increased from $47,334 in 2000 to $113,073 in 2001 due, in part, to an increase in sales of products to existing customers during the quarter. Installation and training increased to $170,876 in 2001 from $12,667 in 2000 due, in a significant part, to services provided to the Companys Canadian customers related to regulatory changes that were implemented during the quarter. Maintenance revenue increased from $286,735 in 2000 to $481,979 during 2001, due primarily to an increase in revenue from the CPS, Auto Admin and MAS customers acquired by the Company. Equipment and supplies sales remained relatively constant from 2000 to 2001.

     Total costs and expenses increased 67% from $385,062 in 2000 to $642,332 in 2001. Salary expense increased from $217,756 in 2000 to $361,976 in 2001, due in part, from the addition of employees related to recent acquisitions and increased incentives resulting from improved results of operations. Other general, administrative and selling expenses increased from $105,770 in 2000 to $179,438 in 2001 as a result of increased costs related to acquisitions in 2001 including software and maintenance costs for 3rd party products utilized at these customer locations. Depreciation and amortization expense increased from $34,359 in 2000 to $72,085 in 2001 due to the addition of assets related to the CPS, Auto Admin and MAS acquisitions. Cost of equipment and supplies sold remained relatively constant from 2000 to 2001.

Six Month Period Ended June 30, 2001 and 2000
---------------------------------------------
     The Companys total revenue increased 93% from $751,455 during the first six months of 2000 to $1,452,668 during the same period in 2001. Software license fees increased from $107,742 in 2000 to $152,127 in 2001 due, in part, to an increase in sales of products to existing customers during the quarter. Installation and training increased to $272,417 in 2001 from $41,077 in 2000 due, in a significant part, to services provided the Companys Canadian customers related to regulatory changes that were implemented during the quarter and an increase in training services provided to its Canadian customers. Maintenance revenue increased from $480,368 in 2000 to $922,104 during 2001, due primarily to an increase in revenue from the CPS, Auto Admin and MAS customers acquired by the Company. Equipment and supplies sales decreased from $118,206 in 2000 to $97,155 as a result of decreased sales of computer equipment during the year.

     Total costs and expenses increased 59% from $755,658 in 2000 to $1,199,119 in 2001. Salary expense increased from $413,401 in 2000 to $689,719 in 2001, due in part, from the addition of employees related to recent acquisitions and increased incentives resulting from improved results of operations. Other general, administrative and selling expenses increased from $211,757 in 2000 to $327,984 in 2001 as a result of increased costs related to acquisitions in 2001 including software and maintenance costs for 3rd party products utilized at these customer locations. Depreciation and amortization expense increased from $63,931 in 2000 to $129,814 in 2001 due to the addition of assets related to the CPS, Auto Admin and MAS acquisitions. Cost of equipment and supplies sold decreased from $61,319 in 2000 to $48,798 as a result of decreased sales of computer equipment during the year.

Liquidity and Capital Resources
-------------------------------

     The Company had net cash provided from operating activities of $403,459 during the six months ended June 30, 2001, as compared to net cash used in operations of $79,298 for the same period in 2000. This increase in cash provided in 2001 was due, in part, to the improvement in the results of operations during the first six months of 2001. Net cash of $132,065 was utilized in 2001 for the purchase of the Municipal Application Suite (MAS) software from Ever America Corporation, doing business as JPH International
(JPHI). This transaction includes all rights to the MAS software owned by JPHI, contracts for Software Support, and all accounts receivable related to the MAS business unit. Net cash of $17,747 was utilized for the purchase of equipment.

     Management believes that its ability to generate positive cash flows from operations, in addition to its existing cash balances, will be adequate to meet its working capital requirements in the near future.

     The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of June 30, 2000, dividends were in arrears on the Series B preferred stock in the amount of $446,105 and on Series E preferred stock in the amount of $211,125.

Forward-Looking Statements
--------------------------

     This report contains forward-looking statements, other than historical facts, which reflect the view of Companys management with respect to future events. Such forward-looking statements are based on assumptions made by and information currently available to the Companys management. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include, without limitation, the ability of the Company i) to generate levels of revenue and adequate cash flows from its operations to support and maintain its current cost structure and ii) to develop and deliver products that are competitive, accepted by its markets and are not rendered obsolete by changing technology. The forward-looking statements contained herein reflect the current views of the Companys management with respect to future events and are subject to these factors and other risks, uncertainties and assumptions relating to the operations, results of operations and financial position of the Company. The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

Part II - Other Information

Item 1.  Legal Proceedings

     The Company is a defendant in various legal actions, which arose out of the normal course of business. In the opinion of management, none of these actions are expected to have a material effect on the consolidated results of operations or financial position of the Company.

Item 2.  Change In Securities

         Not Applicable

Item 3.  Defaults Upon Senior Securities

     The Company is in arrears in the payment of dividends to holders of its Series B and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 2001, are entitled to the payment of approximately $446,105 in dividends, which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 2001, are entitled to the payment of approximately $211,125 in dividends, which are currently in arrears.

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 27, 2001, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders approved the following items:

     The following persons were elected as Directors of the Company:

           Thomas E. Gibbs
           Randall L. McGee
           Earl H. Cohen
           Scott Burri

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


                                     United Systems Technology, Inc.


Date:  August 14, 2001               By: /s/  Thomas E. Gibbs
                                         Thomas E. Gibbs, President
                                          and Chairman of the Board
                                         (Principal Executive Officer)



Date:  August 14, 2001               By: /s/  Randall L. McGee
                                         Randall L. McGee, Secretary
                                          and Treasurer
                                         (Principal Financial and
                                          Accounting Officer)