Form 10QSB
period 2001-09-30
UNITED SYSTEMS TECHNOLOGY INC
filed 2001-11-14
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           --------------------------

For the Quarter Ended:                             Commission File Number
  September 30, 2001                                     0 - 9574

                           --------------------------


                         UNITED SYSTEMS TECHNOLOGY, INC.

        Iowa                                            42-1102759
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

                           YES __X__        No ______

     As of Septermber 30, 2001 there were 56,178,663 shares of the registrant's Common Stock, par value $0.10 per share, outstanding.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION (UNAUDITED)                          PAGE
------------------------------------------

Item 1.    Consolidated Financial Statements

             Balance Sheets                                           3

             Statements of Income                                     4

             Statements of Cash Flows                                 5

             Notes to Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis or
           Plan of Operation                                          9


PART II - OTHER INFORMATION                                          12
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

                 United Systems Technology, Inc. and Subsidiary
                          Consolidated Balance Sheets

                                                September 30,
                                                    2001         December 31,
                                                (Unaudited)         2000
                                                ===========      ===========
Current Assets
Cash and cash equivalents                      $  925,136        $  814,240
Trade accounts receivable, less allowance for
 doubtful accounts of $34,500 at September 30,
 2001 and $32,000 at December 31, 2000            425,180           574,073
                                                ---------         ---------
 Total Current Assets                           1,350,316         1,388,313
                                                ---------         ---------

Property and equipment, net                       114,772           119,295
Goodwill, net                                     443,382           457,731
Purchased software, net                           710,412           453,967
Deposits and other                                 92,288            45,702
                                                ---------         ---------
                                                1,360,854         1,076,695
                                                ---------         ---------
    Total Assets                               $2,711,170        $2,465,008
                                                =========         =========


Liabilites and Stockholders' Equity

Current Liabilities
 Notes payable - related party                 $   10,416        $   12,499
 Trade accounts payable                            38,586            47,597
 Accrued payroll                                  158,217            92,381
 Accrued interest - related party                  19,142            22,127
 Other accrued expenses                           114,549           100,018
 Deferred revenue                                 813,255         1,038,908
                                                ---------         ---------
 Total Current Liabilities                      1,154,165         1,313,530

 Total Current Liabilities                      1,154,165         1,313,530
                                                ---------         ---------

Commitments and contingencies                        -                 -


Stockholders' Equity
 Preferred stock, convertible, voting,
  cumulative, par value $.10 per share;
  authorized 5,000,000 shares; issued and
  outstanding,500,000 shares of Series B
  and 300,000 shares of Series E,aggregate
  liquidating preference of $1,300,000
  ($1.00 per share)                                80,000            80,000
 Common stock, par value $.10 per share;
  authorized 100,000,000 shares; issued
  and outstanding 56,178,663 at September
  30, 2001 and December 31, 2000                5,617,866         5,617,866
 Additional paid-in capital                     2,816,554         2,816,554
 Accumulated deficit                           (6,901,662)       (7,318,462)
 Currency translation adjustments                 (15,753)           (4,480)
                                                ---------         ---------
                                                1,597,005         1,191,478
 Less stock purchase note receivable               40,000            40,000
                                                ---------         ---------
 Total Stockholders' Equity                     1,557,005         1,151,478
                                                ---------         ---------
 Total Liabilities and Stockholders' Equity    $2,711,170        $2,465,008
                                                =========         =========

 The accompanying notes are an integral part of the financail statements.

                 United Systems Technology, Inc. and Subsidiary
                        Consolidated Statements of Income
                                  (Unaudited)

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                        2001      2000       2001       2000
                                        ====      ====       ====       ====
Revenue
 Software packages                  $ 131,467  $  26,849  $  283,59  $ 134,593
 Installation, training and
  customer support                    117,418     55,880     389,835    96,958
 Maintenance                          481,146    441,295   1,403,250   921,662
 Equipment and supplies sales          66,949     56,570     164,104   174,775
 Other                                    175      3,888       9,040     7,950
                                    ---------  ---------   --------- ---------
                                      797,155    584,482   2,249,822 1,335,938
                                    ---------  ---------   --------- ---------
Costs and expenses
 Salaries                             374,340    298,710   1,056,241   712,112
 Other general, administrative and
  selling expense                     174,077    114,626     509,880   326,383
 Depreciation and amortization         72,052     55,579     201,866   119,510
 Commissions                            8,286      2,027      11,090     7,277
 Cost of equipment and supplies sold   36,395     29,100      85,193    90,419
                                    ---------  ---------   --------- ---------
                                      665,150    500,042   1,864,270 1,255,701
                                    ---------  ---------   --------- ---------
 Income from operations               132,005     84,440     385,552    80,237
                                    ---------  ---------   --------- ---------

Nonoperating income (expense)
 Interest expense                        (217)      (477)       (730)   (1,419)
 Interest income                        8,020      5,269      26,877    24,396
                                    ---------  ---------   --------- ---------
                                        7,803      4,792      26,147    22,977
                                    ---------  ---------   --------- ---------

Income before extraordinary item      139,808     89,232     411,699   103,214
                                    ---------  ---------   --------- ---------

Extraordinary gain on settlement
 of debt                                3,716     88,211       3,716    88,211
                                    ---------  ---------   --------- ---------

Net income                            143,524    177,443     415,415   191,425

Preferred stock dividend
 requirements                         (14,078)   (14,118)    (41,771)  (42,040)
                                    ---------  ---------   --------- ---------
Income available for common
 stockholders                       $ 129,446  $ 163,325  $  373,644 $ 149,385
                                    =========  =========   ========= =========

Basic and diluted earnings
 per share
Net income per common share before
 extraordinary item                 $    NIL   $    NIL   $     0.01 $   NIL
Extraordinary gain on settlement
 of debt                                 NIL        NIL          NIL     NIL
                                    ---------  ---------   --------- ---------
Net income per common share after
 extraordinary item                 $    NIL   $    NIL   $     0.01 $   NIL
                                   =========  =========    =========  ========

Weighted average number of common
 shares outstanding
   Basic                          56,178,663  55,762,335  56,178,663 53,980,682
                                  ==========  ==========  ========== ==========
   Diluted                        57,878,663  59,508,335  58,162,517 57,726,682
                                  ==========  ==========  ========== ==========

    The accompanying notes are an integral part of the financail statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
           For the Nine Month Period Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                  2001             2000
                                                ==========       ==========
Cash flows in operating activities:
 Net income                                    $  415,415        $  191,425

 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization                  201,866           119,510
   Recognition of deferred compensation
    costs on employee stock purchase                9,000            13,500
   Extraordinary gain on settlement of debt        (3,716)          (88,211)

  Change in operating assets and liabilities:
   Accounts receivable                            227,027           111,117
   Deposits and other                             (62,969)          (38,380)
   Accounts payable                                 8,273           (21,505)
   Accrued expenses                                14,003          (131,869)
   Deferred revenue                              (545,871)         (230,021)
                                                ---------         ---------
                                                 (152,387)         (265,859)
                                                ---------         ---------
Net cash provided by (used in) operating
 activities                                    $  263,028        $  (74,434)
                                                ---------         ---------

Cash flows from investing activities:
 Property and equipment additions                 (26,173)          (24,107)
 Acquisition of businesses                       (132,065)         (425,200)
                                                ---------         ---------
Net cash used in investing activities            (158,238)         (449,307)
                                                ---------         ---------

Cash flows from financing activities:
 Exercise of common stock options                    -              162,055
 Payments of notes payable                         (2,083)             -
                                                ---------         ---------
Net cash provided by (used in)
 financing activities                              (2,083)          162,055
                                                ---------         ---------

Effect of exchange rate changes on cash             8,189              -
                                                ---------         ---------


Increase (decrease) in cash and cash
 equivalents                                      110,896          (361,686)
Cash and cash equivalents, beginning of period    814,240           922,838
                                                ---------         ---------
Cash and cash equivalents, end of period       $  925,136        $  561,152
                                                =========         =========

    The accompanying notes are an integral part of the financail statements.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation:

     In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. ("USTI") as of September 30, 2001 and December 31, 2000 and the results of operations and cash flows of USTI for the nine months ended September 30, 2001 and 2000. The consolidated results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


Note 2.  Property and Equipment:

     Property and equipment at September 30, 2001 and December 31, 2000 consisted of the following:

                                                September 30,     December 31,
                                                    2001             2000
                                                  ========         ========
Leasehold improvements                          $   74,865       $   75,431
Furniture and fixtures                              58,817           54,080
Equipment                                        1,045,542        1,024,107
                                                 ---------        ---------
                                                 1,179,224        1,153,618
Less Accumulated depreciation
  and amortization                              (1,064,452)      (1,034,323)
                                                 ---------        ---------
                                                $  114,772       $  119,295
                                                 ---------        ---------

Note 3.  Other Assets:

     Other assets at September 30, 2001 and December 31, 2000 consisted of the following:

                                                 Accumulated
September 30, 2001                Cost           Amortization        Net
==================               ========        ============      ========

Goodwill                      $ 1,937,643        $(1,494,261)    $  443,382
Purchased Software              1,439,278           (728,866)       710,412

December 31, 2000
=================
Goodwill                      $ 1,881,396         (1,423,665)    $  457,731
Purchased Software              1,086,977           (633,010)       453,967


                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 4.  Preferred Stock:

     The Company is in arrears in the payment of dividends to holders of its Series B and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 2001, are entitled to the payment of approximately $454,905 in dividends, which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 2001, are entitled to the payment of approximately $216,400 in dividends, which are currently in arrears.

Note 5.  Acquisition of Assets:

     On March 2, 2001, USTI Canada, Inc, a wholly owned subsidiary of the Company, acquired the Municipal Application Suite (MAS) software from Ever America Corporation, doing business as JPH International (JPHI). This transaction includes all rights to the MAS software owned by JPHI, contracts for Software Support, and all accounts receivable related to the MAS business unit. The purchase price was $132,065 plus the assumption of certain Customer Support obligations for the remainder of 2001.

Note 6.  Comprehensive Income:

        Comprehensive income is as follows:

                                     Three Months Ended    Nine Months Ended
                                         September 30,       September 30,
                                      2001       2000      2001      2000
                                      ----       ----      ----      ----
     Net income                     $143,524  $177,443   $415,415  $191,425
     Currency translation
      adjustments                     (3,763)     -       (8,189)      -
                                     -------   -------    -------   -------
     Comprehensive income           $139,761  $177,443   $407,226  $191,425



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

     In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 effective January 1, 2002 and expects that the adoption of SFAS 142 will increase annual operating income by approximately $100,000.

     In August 2001 the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard establishes a single framework, based on Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, for long-lived assets to be disposed of by sale and resolves certain implementation issues related to SFAS 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect SFAS 144 to have a material effect on the Companys financial position, results of operations or cash flows.


Note 8.  Earnings per Share:

     The following table sets forth the computation of basic and diluted earnings per share:

                                    Three Months Ended    Nine Months Ended
                                        September 30,       September 30,
                                    2001       2000       2001         2000

Income allocable to common
 shareholders                     $129,446   $163,325    $373,644     $149,385
                                   -------    -------     -------      -------
Weighted average shares
  outstanding, basic           56,178,663 55,762,335  56,178,663   53,980,692
Effect of dilutive stock options
 and warrants                    1,700,000  3,746,003   1,983,854    3,746,000
                                ---------- ----------  ----------   ----------
Weighted average shares
  outstanding, diluted         57,878,663 59,508,338  58,162,517   57,726,692
                                ---------- ----------  ----------   ----------

Earnings per common share
 basic                         $      -    $     -     $     0.01   $     -
                                ---------- ----------  ----------   ----------
Earnings per common share
 diluted                       $      -    $     -     $     0.01   $     -
                                ---------- ----------  ----------   ----------

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Results of Operations
---------------------
     The Company derives its revenue from the licensing of its software packages, installation, training and custom modifications, maintenance agreements and equipment sales and commissions. Results of operations for the three month period ended September 30, 2001 include revenues of $797,155 and net income of $143,524 as compared to revenues of $584,482 and net income of $177,443 for the same period in 2000. Results of operations for the nine month period ended September 30, 2001 include revenues of $2,249,822 and net income of $415,415 as compared to revenues of $1,335,938 and net income of $191,425 for the same period in 2000. The results of 2000 include a gain related to the forgiveness of debt in the amount of $88,200.

     The Company has completed the development of several new software products, which significantly enhance the competitiveness of its comprehensive software offering. These products are marketed under the asystTM brand name, were developed as Windows applications to look and work like Microsoft Office and include a Fund Accounting product line, a Utility Billing product line, a General Government product line and a Public Safety product line. The Fund Accounting product line includes General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts and Payroll modules. The Utility Billing product line includes Utility Billing, Service Orders, Meter Reader Interface, Bank Drafts and Budget Billing modules. The General Government product line includes Master and Land Directories, Business and Animal Licenses, Code Enforcement and Building Permits modules. The Public Safety product line includes Master Name Index, Calls for Service, Offense Reports, Citations, State Interface, Computer Aided Dispatch, Jail Management, Alarm Billing and UCR Reports modules. The Company is currently developing additional modules for its asystTM product line, including Tax Billing and Collection, Fixed Assets and Inventory Control to add to its existing asystTM offerings and anticipates that these packages will be released during the second half of 2001.

Three Month Period Ended September 30, 2001 and 2000
----------------------------------------------------

     The Companys total revenue increased 36% from $584,482 during the third quarter in 2000 to $797,155 in 2001. Software license fees increased from $26,849 in 2000 to $131,467 in 2001 due, in part, to an increase in sales of its asystTM products as well as other products to existing customers during the quarter. Installation and training increased to $117,418 in 2001 from $55,880 in 2000 due, in part, to services provided to the Companys existing customers. Maintenance revenue increased from $442,295 in 2000 to $481,146 during 2001, due primarily to an increase in revenue from the MAS customers acquired by the Company in 2001. Equipment and supplies sales increased from $56,570 in 2000 to $66,949 in 2001 as a result of increased sales of computer equipment during the period.

     Total costs and expenses increased 33% from $500,042 in 2000 to $665,150 in 2001. Salary expense increased from $298,710 in 2000 to $374,340 in 2001, due in part, from the addition of employees related to recent acquisitions and increased incentives resulting from improved results of operations. Other general, administrative and selling expenses increased from $114,626 in 2000 to $174,077 in 2001 as a result of increased costs related to acquisitions in 2001 including software and maintenance costs for 3rd party products utilized at these customer locations. Depreciation and amortization expense increased from $55,579 in 2000 to $72,052 in 2001 due to the addition of assets related to the recent acquisitions. Commission expense increased from $2,027 in 2000 to $8,286 in 2001 due to a higher volume of sales in the period. Cost of equipment and supplies sold increased from $29,100 in 2000 to $36,395 in 2001 as a result of increased sales of computer equipment during the year.

Nine Month Period Ended September 30, 2001 and 2000
---------------------------------------------------

     The Companys total revenue increased 68% from $1,335,938 during the first nine months of 2000 to $2,249,822 during the same period in 2001. Software license fees increased from $134,593 in 2000 to $283,593 in 2001 due, in part, to an increase in sales of products to existing customers during the quarter. Installation and training increased to $389,835 in 2001 from $96,958 in 2000 due, in a significant part, to services provided the Companys Canadian customers related to regulatory changes that were implemented during the quarter and an increase in training services provided to its Canadian customers. Maintenance revenue increased from $921,662 in 2000 to $1,043,250 during 2001, due primarily to an increase in revenue from the CPS, Auto Admin and MAS customers acquired by the Company. Equipment and supplies sales remained relatively constant from 2000 to 2001.

     Total costs and expenses increased 48% from $1,255,701 in 2000 to $1,864,270 in 2001. Salary expense increased from $712,112 in 2000 to $1,056,241 in 2001, due in part, from the addition of employees related to recent acquisitions and increased incentives resulting from improved results of operations. Other general, administrative and selling expenses increased from $326,383 in 2000 to $509,880 in 2001 as a result of increased costs related to acquisitions in 2001 including software and maintenance costs for 3rd party products utilized at these customer locations. Depreciation and amortization expense increased from $119,510 in 2000 to $201,866 in 2001 due to the addition of assets related to the CPS, Auto Admin and MAS acquisitions. Cost of equipment and supplies sold remained relatively constant from 2000 to 2001.

Liquidity and Capital Resources
-------------------------------

     The Company had net cash provided from operating activities of $263,028 during the nine months ended September 30, 2001, as compared to net cash used in operations of $74,434 for the same period in 2000. This increase in cash provided in 2001 was due, in part, to the improvement in the results of operations during the first nine months of 2001. Net cash of $132,065 was utilized in 2001 for the purchase of the Municipal Application Suite (MAS) software from Ever America Corporation, doing business as JPH International
(JPHI). This transaction includes all rights to the MAS software owned by JPHI, contracts for Software Support, and all accounts receivable related to the MAS business unit. Net cash of $26,173 was utilized for the purchase of equipment.

     Management believes that its ability to generate positive cash flows from operations, in addition to its existing cash balances, will be adequate to meet its working capital requirements in the near future.

     The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of September 30, 2001, dividends were in arrears on the Series B preferred stock in the amount of $454,905 and on Series E preferred stock in the amount of $216,400.

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

Item 2.  Change In Securities

          Not Applicable

Item 3.  Defaults Upon Senior Securities

     The Company is in arrears in the payment of dividends to holders of its Series B and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 2001, are entitled to the payment of approximately $454,905 in dividends, which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 2001, are entitled to the payment of approximately $216,400 in dividends, which are currently in arrears.

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


                                    United Systems Technology, Inc.


Date:  November 14, 2001            By: /s/  Thomas E. Gibbs
                                        Thomas E. Gibbs, President
                                        and Chairman of the Board
                                       (Principal Executive Officer)


Date:  November 14, 2001            By: /s/  Randall L. McGee
                                        Randall L. McGee, Secretary
                                        and Treasurer
                                       (Principal Financial and
                                        Accounting Officer)