Form 10KSB
period 2001-12-31
UNITED SYSTEMS TECHNOLOGY INC
filed 2002-04-02
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                      FORM 10-KSB

                     Annual Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                                 ____________________

For the Fiscal Year Ended:             Commission File Number
   December 31, 2001                          0-9574

                                ____________________

                            UNITED SYSTEMS TECHNOLOGY, INC.
             Iowa                                  42-1102759
   (State of Incorporation)           (I.R.S. Employer Identification
Number)

                            1850 Crown Road   Suite 1109
                                Dallas, Texas   75234
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

     As of March 15, 2002 the aggregate market value of voting stock held by non-affiliates of the Registrant was $4,736,191.

     As of March 15, 2002, there were 56,178,663 shares of the Registrant's Common Stock outstanding.

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


                                          1




                                     PART I

ITEM 1.   BUSINESS

General Development of Business

     United Systems Technology, Inc. ("USTI"), was incorporated under the laws of the State of Iowa on June 5, 1978, and its wholly-owned subsidiary, United Systems Technology East, Inc. ("USTEI"), was incorporated under the U.S. laws of the State of Delaware on June 10, 1991, and its wholly owned Canadian subsidiary, USTI Canada, Inc., was registered under the laws of Canada on June 23, 2000 (USTI, USTEI and USTI Canada collectively, are referred to herein as the "Company"). The Company is engaged in the business of developing, supporting and marketing computer software products to county and local governments. The software applications of the Company operate on IBM mid-range computers, and on various network computer systems both in DOS and Windows environments. The products are offered to customers in four product application groups. These product application groups, consisting of over 30 separate software titles, are Financial, Public Works, General Administration and Public Safety.

Narrative Description of Business

Products

    The software applications offered by the Company consist of a comprehensive line of management information systems, which were developed to specifically meet the unique requirements of local governmental entities. The software applications of the Company are offered through its LegacyTM, QuestTM, asystTM, CPSTM, Auto AdminTM and MASTM product lines. The LegacyTM product line operates on the IBM AS/400 mid-range computer system. The QuestTM product line operates in a single user or small network PC DOS environment. The asystTM product line operates in a single user or network Windows environment. The CPSTM and MASTM product lines operate in UNIX environments. The Auto AdminTM product line operates in a PC DOS or single user or network Windows environment. An initial software sale typically averages between $1,500 and $40,000. The cost of the related hardware varies depending on the type of machine purchased as well as the amount of memory capacity, peripheral equipment and optional features obtained on the machine.

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


                                          2

     General Administration

     This group includes software modules in the areas of building permits, animal licenses, business licenses and code enforcement.

     Public Safety

     This group includes software modules in the areas of computer aided dispatch, law enforcement records management, jail management and court administration.

     The Company has completed the development of several new software products, which significantly enhance the competitiveness of itscomprehensive software offering. These products are marketed under the asystTM brand name, were developed as Windows applications to "look and work like Microsoft Office", and include a Fund Accounting product line, a Utility Billing product line, a General Government product line and a Public Safety product line. The Fund Accounting product line includes General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts, Payroll and Fixed Assets modules. The Utility Billing product line includes Utility Billing, Service Orders, Meter Reader Interface, Bank Drafts and Budget Billing modules. The General Government product line includes Master and Land Directories, Business and Animal Licenses, Code Enforcement, Building Permits and Property Tax modules. The Public Safety product line includes Mater Name Index, Calls for Service, Offense Reports, Citations, State Interface, Computer Aided Dispatch, Jail Management, Alarm Billing and UCR Reports modules. The Company is currently developing additional modules for its asystTM product line to add to its existing asystTM offerings.

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







                                          3
     Maintenance Agreements

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

     For the year ended December 31, 2001, the Company generated approximately 13% of its revenue from the sale of software, 15% from installation, training and customer support, 63% from software maintenance, and 9% from equipment and supplies sales.

Marketing

     The Company markets its products on a nationwide basis. Marketing is conducted through its full-time sales staff in Dallas, Texas as well as through the Company's full-time sales representatives located in Minneapolis, Minnesota, Lakota, North Dakota, Lexington, Kentucky and London, Ontario.

     The Company's customers are primarily municipal governments with populations between 1,000 and 100,000, county governments, police departments, emergency medical services providers and municipal court systems. The Company currently has over 2,100 customer installations in North America. USTI proposes to sell computer equipment when selling its software, but the customer may obtain their computer equipment from a hardware manufacturer or dealer and then purchase one or more software modules from the Company.

     The typical purchaser's representative is a City Manager, Administrative Manager, Controller or Director of Finance. Customer leads are established from customer referrals, direct mail campaigns and attendance at national and regional trade shows. In addition, the names and addresses of target city governments are readily available from directory sources. The Company also holds annual users' meetings in Dallas, Texas and Waterloo, Ontario. The two-day meetings are typically attended by approximately 100 current and prospective users. In the past, new business has been generated from current customers who have upgraded systems by purchasing new modules.

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

                                          4
Employees

     The Company presently has 29 full-time employees, including its executive officers. In addition, from time to time, the Company engages the services of consultants and part-time employees.

Research and Development

     During 2001 and 2000, the Company incurred approximately $100,000 each year in research and development costs related to the development of its asystTM product line.

Patents, Copyrights, Trademarks and Royalties

     The Company does not believe its products are patentable, and, to date, has not registered any copyright with respect to its products. The Company believes all of its products are of a proprietary nature and the Company's licensing arrangements prohibit disclosure of the program by the customer. However, there can be no assurance that the Company's software is incapable of being duplicated or the Company will be successful in discovering or preventing any such duplication.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2001.













                                          5
                                 PART II

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

                                            High               Low
            Quarter Ended                 Bid Price          Bid Price
            _____________                 _________          _________
            March 31, 2000                   $0.56              $0.10
            June 30, 2000                    $0.30              $0.10
            September 30, 2000               $0.13              $0.08
            December 31, 2000                $0.10              $0.04
            March 31, 2001                   $0.15              $0.05
            June 30, 2001                    $0.10              $0.05
            September 30, 2001               $0.10              $0.04
            December 31, 2001                $0.11              $0.05

     As of March 15 2002, the Company had 450 shareholders of record and its common stock had a closing bid price of $.10 per share and a closing asked price of $.10 per share.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company derives its revenue from the licensing of its software packages, installation, training and customer modifications, maintenance agreements and sale of equipment and supplies. Results of operations for 2001 include revenues of $3,014,631 resulting in net income before extraordinary item of $515,675 as compared to revenues of $1,959,601 and net income before extraordinary item of $214,241 in 2000.

     During 2001, the Company acquired the Municipal Application Suite (MAS) software assets from Ever America Corporation. The MAS product line generates approximately $400,000 of annual maintenance revenue.

     The Company has completed the development of several new software products, which significantly enhance the competitiveness of its comprehensive software offering. These products are marketed under the asystTM brand name,



                                          6

were developed as Windows applications to "look and work like Microsoft Office", and include a Fund Accounting product line, a Utility Billing product line, a General Government product line and a Public Safety product line. The Fund Accounting product line includes General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts, Payroll and Fixed Assets modules. The Utility Billing product line includes Utility Billing, Service Orders, Meter Reader Interface, Bank Drafts and Budget Billing modules. The General Government product line includes Master and Land Directories, Business and Animal Licenses, Code Enforcement,
Building Permits and Property Tax modules. The Public Safety product line includes Master Name Index, Calls for Service, Offense Reports, Citations, State Interface, Computer Aided Dispatch, Jail Management, Alarm Billing and UCR Reports modules. The Company is currently developing additional modules for its asystTM product line.

     The Company believes its asystTM product line will continue to offer its current and prospective customers an attractive software solution, both from a financial and functionality standpoint and follows the trend of clients moving to Windows based PC networks. This trend resulted in an increase in the volume of licensing activity to new customers of the Company's asystTM products during 2001. The Company also offered additional modules to its Auto AdminTM and MASTM customers during 2001.

     The following table sets forth, for the period indicated, the relative percentage which certain items in the Consolidated Statements of Income of the Company bear as a percent of total revenues and the percentage change in those items from period to period.

                                    Percentage of Revenues
                                    Year Ended December 31,
                                     2001                       2000
Revenue
       Software Packages              13%           12%
Installation, training and
        customer support              15%            8%
       Maintenance                    64%           68%
Equipment and other                    8%           12%
                                     ____          ____
                                     100%          100%

Costs and expenses
       Salaries                       48%           51%
Other general administrative
        and selling expense           22%           25%
       Depreciation and amortization   9%            9%
       Commissions                     1%            -%
       Cost of equipment sold          4%            6%

       Total costs and expenses       84%           91%

       Operating income               16%            9%

       Non-operating income (expense)  1%            1%

Income before
        extraordinary items           17%           10%

       Extraordinary item              -%            6%

Net income                            17%           16%


                                          7

2001 vs 2000

     The Company's total revenue increased 54% for the year ended December 31, 2001 from $1,959,601 in 2000 to $3,014,631 in 2001. Software license fees increased 75% in 2001 due, in part, to an increase in the licensing of the Company's asystTM products and sales of additional modules to its Auto AdminTM and MASTM customers during 2001. Installation, training and customer support revenue increased 205% in 2001 due, in part, to services provided the Company's Canadian customers related to regulatory changes that were implemented during the quarter and an increase in training services provided to its customers. Maintenance revenue increased 41% in 2001, due to an increase in revenue from the CPS, Auto AdminTM and MASTM customers acquired by the Company. The maintenance revenue from these acquired product lines represented approximately $600,000 in additional revenue in 2001 as compared to 2000. This increase was partially offset by a reduction in maintenance from its LegacyTM and QuestTM customers. Equipment sales and supplies increased 8% as a result of an increase in the volume of computer equipment sold in conjunction with its software products.

     Total costs and expenses increased 43% for the period ended December 31, 2001 from $1,774,662 in 2000 to $2,533,929 in 2001. Salary expense increased 43% in 2001 due, in part, from the addition of employees related to recent acquisitions and increased incentives resulting from improved results of operations. Other general, administrative and selling expenses increased 42% in 2001 as a result of increased operating expenses, primarily as a result of the 2001 acquisition and the 2000 acquisitions being included in the financial statements for the entire year. Depreciation and amortization expense increased 59% in 2001 due to the addition of assets related to the CPS, Auto Admin and MAS acquisitions. Commission expenses increased from $9,077 in 2000 to $31,560 in 2001 as a result of the increased licensing of the Company's software products in 2001. Cost of equipment sold increased 7% in 2001 as a result of increased sales of computer equipment in 2001.

Liquidity and Capital Resources

     The Company had net cash provided by operating activities of $784,708 during 2001 as compared to $177,198 provided in 2000. This increase in cash provided in 2001 was due, in part, to the improved results of operations during 2001. Net cash of $35,784 was utilized in 2001 for the purchase of equipment necessary for the sales, development and support of its products and $132,065 was utilized for the purchase of the MAS assets.

     Management believes that its ability to generate positive cash flows from operations, in addition to its existing cash balances will be adequate to meet its working capital requirements in the near future.

     The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of December 31, 2001, dividends were in arrears on the Series B preferred stock in the amount of $463,900 and on Series E preferred stock in the amount of $221,735. The Company does not intend to pay dividends in the foreseeable future.

New Accounting Pronouncements Not Yet Adopted

     In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position, results of operations or cash flows.

                                          8
     In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which clarifies the accounting for impairments to purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 31, 2001.. The Company expects that the adoption of SFAS 142 will increase annual operating income by approximately $90,000. The Company adopted SFAS 142 on January 1, 2002.

     In August 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard establishes a single framework, based on Statement of Financial Accounting Standards No. 121 (SFAS121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, for long-lived assets to be disposed of by sale and resolves certain implementation issues related to SFAS 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect SFAS 144 to have a material effect on the Company's financial position, results of operations or cash flows.

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

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                United Systems Technology, Inc. and Subsidiaries
                   Index to Consolidated Financial Statements
                         And Supplementary Schedules



                                                                  Pages

Report of Independent Certified Public Accountants                  11

Consolidated Financial Statements

     Balance sheets as of December 31, 2001 and 2000                12
     Statements of income for the years
          ended December 31, 2001 and 2000                          13
     Statements of stockholders' equity for the years
          ended December 31, 2001 and 2000                          14
     Statements of cash flows for the years
          ended December 31, 2001 and 2000                          15
     Notes to Consolidated Financial Statements                     16-24

              Report of Independent Certified Public Accountants





Board of Directors and Stockholders
United Systems Technology, Inc.


We have audited the accompanying consolidated balance sheets of United Systems Technology, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Systems Technology, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ GRANT THORNTON LLP

Dallas, Texas
February 8, 2002

                  United Systems Technology, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

          Assets                                       2001         2000
                                                     ========     ========
Current Assets
  Cash and cash equivalents                        $ 1,383,173    $ 814,240
  Trade accounts receivable, less allowance for
  doubtful accounts of $34,500 in 2001 and
  $32,000 in 2000                                      850,189      574,073
                                                    __________    _________
       Total current assets                          2,233,362    1,388,313
                                                    __________    _________
Property and equipment at cost, net                    115,989      119,295
Goodwill, net                                          417,893      457,731
Purchased software, net                                669,428      453,967
Deposits and other                                      31,411       45,702
                                                    __________    _________
                                                     1,234,721    1,076,695
                                                    __________    _________
       Total Assets                                 $3,468,083   $2,465,008
                                                    ==========   ==========
           Liabilities and Stockholders' Equity
Current Liabilities
   Notes payable - related party                       $10,416      $12,499
   Trade accounts payable                               40,567       47,597
   Accrued payroll                                     191,230       92,381
   Accrued interest - related party                     19,359       22,127
   Other accrued expenses                              147,250      100,018
   Deferred revenue                                  1,445,720    1,038,908
                                                    __________    _________
     Total current liabilities                       1,854,542    1,313,530


Commitments and contingencies                               -            -

              Stockholders' Equity
Preferred stock, convertible, voting, cumulative,
  par value $.10 per share; authorized
  5,000,000 shares; issued and outstanding,
  500,000 shares of Series B, 300,000 shares
  of Series E, aggregate liqudating preference
  of $800,000 ($1.00 per share) in 2001 and 2000        80,000       80,000
Common stock, par value $.10 per share;
  authorized 100,000,000 shares; issued and
  outstanding 56,178,663 shares in 2001 and 2000     5,617,866    5,617,866
Additional paid-in capital                           2,825,554    2,816,554
Accumulated deficit                                 (6,799,071)  (7,318,462)
Accumulated other comprehensive income                 (70,808)      (4,480)
                                                    __________    _________
                                                     1,653,541    1,191,478
Less stock purchase note receivable                     40,000       40,000
                                                    __________    _________
                 Total stockholders' equity          1,613,541    1,151,478
                                                    __________    _________

      Total liabilities and stockholders' equity    $3,468,083   $2,465,008

   The accompanying notes are an integral part of the financial statements.

               United Systems Technology, Inc. and Subsidiaries
                      Consolidated Statements of Income
                     For The Years Ended December 31,

                                                      2001          2000
                                                     ======        ======
Revenue
  Software packages                                 $403,280       $229,916
  Installation, training and customer sup            456,636        149,572
  Maintenance                                      1,898,517      1,342,521
  Equipment sales and supplies                       228,408        225,066
  Other                                               27,790         12,526
                                                   _________      _________
                                                   3,014,631      1,959,601
                                                   _________      _________
Costs and expenses
  Salaries                                         1,437,828      1,007,271
  Other general, administrative and selli            576,022        405,383
  Depreciation and amortization                      273,038        171,895
  Rent                                                93,387         66,816
  Commissions                                         31,560          9,077
  Cost of equipment and supplies sold                122,094        114,220
                                                   _________      _________
                                                   2,533,929      1,774,662
                                                   _________      _________
Operating income                                     480,702        184,939
                                                   _________      _________

Other (expense) income
  Interest expense                                      (844)        (1,679)
  Interest income                                     35,817         30,981
                                                  __________      _________
                                                      34,973         29,302
                                                  __________      _________
Net income before extraordinary item                 515,675        214,241

Extraordinary gain on settlement of debt               3,716        111,852
                                                  __________      _________
Net income                                           519,391        326,093

Preferred stock dividend requirement                 (56,000)       (56,000)
                                                  __________      _________
Income allocable to common shareholders             $463,391       $270,093
                                                  ==========      =========
Net income per common share before
  extraordinary item                                   $0.01          $0.01
Extraordinary gain on settlement of debt                NIL             NIL
                                                  __________      _________
Net income per common share after
  extraordinary item                                   $0.01          $0.01
                                                  ==========      =========
Weighted average number of common
 shares outstanding
  Basic                                           56,178,663     48,930,152
                                                 ===========    ===========
  Diluted                                         58,771,420     53,121,207
                                                 ===========    ===========

The accompanying notes are an integral part of the financial statements.









                                     13
                               United Systems Technology, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity
                                       For the Years Ended December 31,

                                                                                   Stock
                                              Additional               Currency    Purchase
                        Capital Stock Issued   Paid-In    Accumulate   Translation   Note
                         Preferred   Common    Capital     Deficit     Adjustment  Receivable       Total
                         _________   ______    _______     _______    ___________  __________       _____
Balance, January 1, 2000 $80,000   $5,156,908 $3,097,457  $(7,644,555)   $    0    $(40,000)     $649,810

 Exercise of stock
  options and warrants                460,958   (298,903)                                         162,055
 Deferred compensation
  expense                                         18,000                                            18,000
 Comprehesive income
   Net income                                                 326,093
    326,093
   Currency translation
     adjustments                                                          (4,480)                  (4,480)
                                                                                                 ________
 Total comprehensive income                                                                       321,613
                        ________    _________  _________   __________     ______     _______     ________
Balance, December 31,
         2000            $80,000   $5,617,866 $2,816,554  $(7,318,462)   $(4,480)   $(40,000)  $1,151,478

 Deferred compensation                             9,000                                            9,000
 Comprehesive income
   Net income                                                 519,391
519,391
   Currency translation
     adjustments                                                         (66,328)                 (66,328)
 Total comprehensive income
                                                                                                _________
                                                                                                  453,063
                       _________   _________  _________   __________     _______    ________     _________
Balance, December 31,  $  80,000   $5,617,866 $2,825,554  $(6,799,071)  $(70,808)   $(40,000)  $1,613,541
         2001          =========    =========  =========  ==========     =======    =========   =========




The accompanying notes are an integral part of the financial statements.





                                             14
             United Systems Technology, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                       For the Years Ended December 31,

                                                     2001           2000
                                                    ======         ======
Cash flows in operating activities:

  Net income                                    $  519,391       $  326,093

  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                273,038          171,895
      Deferred compensation                          9,000           18,000
      Extraordinary gain on settlement of debt      (3,716)        (111,852)
      Changes in operating assets and liabilities,
       net of effect of acquisitions:
          Trade accounts receivable               (220,911)        (120,371)
          Deposits and other                        13,640          (26,730)
          Trade accounts payable                    (4,179)         (36,306)
          Accrued expenses                          79,007          (88,985)
          Deferred revenue                         119,438           45,454
                                                  ________         ________
Net cash provided by operating activities         $784,708         $177,198
                                                  ________         ________
Cash flows from investing activities:
  Property and equipment additions                 (35,784)         (33,411)
  Sale of property and equipment                        -            30,500
  Acquisitions of businesses                      (132,065)        (438,973)
                                                 _________         ________
Net cash used in investing activities             (167,849)        (441,884)
                                                 _________         ________
Cash flows from financing activities:
  Exercise of common stock options                      -           162,055
  Payment of notes payable                         (1,000)           (5,000)
                                                 ________          ________
Net cash provided by financing activities          (1,000)          157,055

Effect of exchange rate changes on cash           (46,926)             (967)
                                                 ________          ________
Increase (decrease) in cash and cash equivalents  568,933          (108,598)
Cash and cash equivalents, beginning of year      814,240           922,838
                                                 ________          ________
Cash and cash equivalents, end of year         $1,383,173         $ 814,240
                                               ==========         =========
Supplemental disclosure of cash paid during
 the year for interest:                        $       -          $   1,679
                                               __________         _________
Supplemental disclosure of non-cash
 investing activities:

  Acquisition of businesses:
        Assets Acquired                          $532,984         $ 996,505
        Cash paid for acquisitions               (132,065)         (438,973)
                                                 ________         _________
        Liabilities assumed                     $ 400,919         $ 557,532
                                                =========         =========

The accompanying notes are an integral part of the financial statements.

                 UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
               Notes to CONSOLIDATED Financial Statements
                         December 31, 2001 and 2000


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

      Revenue Recognition and Deferred Revenue

      The Company recognizes revenue from the initial license for computer software product sales upon delivery of a software package. Revenue from installation, training and customer support is recognized in the period in which the services are provided. Revenue from contracts to maintain computer software products is recognized over the term of the contracts.

             UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                Notes to CONSOLIDATED Financial Statements
                       December 31, 2001 and 2000


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

     Accumulated Other Comprehensive Income

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

      Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS
      141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position, results of operations or cash flows.

      In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS
      142), Goodwill and Intangible Assets, which clarifies the accounting for impairments to purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 31, 2001. The Company expects that the adoption of SFAS 142 will increase annual operating income by approximately $90,000. The Company adopted SFAS 142 on January 1, 2002.

      In August 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 144 (SFAS
      144), Accounting for the Impairment or Disposal of Long-Lived Assets. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard establishes a single framework, based on Statement of Financial Accounting Standards No. 121 (SFAS121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, for long-lived assets to be disposed of by sale and resolves certain' implementation issues related to SFAS 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect SFAS 144 to have a material effect on the Company's financial position, results of operations or cash flows.

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

      In March 2001, the Company acquired the Municipal Application Suite
      (MAS) software assets from Ever America Corporation, doing business as JPH International (JPHI), in exchange for $132,065 in cash. As a result of the acquisition, which was accounted for as a purchase, the Company recorded goodwill of approximately $55,000, which is being amortized on the straight-line method over 5 years.

      Operating results of the acquired businesses have been included in the consolidated statements of income from the dates of acquisition.

               UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                  Notes to CONSOLIDATED Financial Statement
                         December 31, 2001 and 2000



     The following unaudited proforma information presents the results of operations of the Company as if the acquisitions had taken place in the beginning of each period presented (in thousands, except per share data):

                                                    Year ended
                                                   December 31,
                                                2001             2000
                                               ______           ______
                  Revenues                     $3,095           $2,712
                  Net income                   $  535          $   123
                  Net income per common share      -                -

     The proforma results of operations have been presented for comparative purposes only and do not purport to be indicative of the results of operations which actually would have occurred had the acquisitions been made as of these dates or of results which may occur in the future.

3.   Property and Equipment:
                                                     2001             2000
                                                    ______           ______
            Leasehold improvements                $  74,955       $  75,431
            Furniture and fixtures                   59,257          54,080
            Equipment                             1,056,581       1,024,107
                                                  _________       _________
                                                  1,190,793       1,153,618
            Less accumulated depreciation
            and amortization                     (1,074,804)     (1,034,323)
                                                 __________      __________
                                                   $115,989       $ 119,295
                                                 ==========       =========

    4.   Other Assets:
                                                     Accumulated
                                            Cost     Amortization    Net
     2001
     ____
     Goodwill                         $ 1,936,027    $(1,518,134) $417,893
     Purchased software                 1,433,565       (764,137)  669,428

     2000
     ____
     Goodwill                         $ 1,881,396    $(1,423,665) $457,731
     Purchased software                 1,086,977       (633,010)  453,967

              UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to CONSOLIDATED Financial Statements
                       December 31, 2001 and 2000

5.    Preferred Stock

The Series B preferred stock provides for: (i) a cumulative dividend of $.07 per share per annum, payable quarterly, (ii) a liquidation preference of $1.00 per share plus accrued but unpaid dividends; (iii) the right to convert each share plus accrued but unpaid dividends into common stock;
(iv) the right to vote on all matters submitted to a vote of stockholders of the Company; and (v) redemption at the Company's option at a redemption price of $1.00 per share plus all accrued and unpaid dividends. As of December 31, 2001 the 500,000 outstanding shares of Series B preferred stock were entitled to be converted into 4,818,995 shares of common stock and were entitled to 4,818,995 votes on all matters submitted to a vote of stockholders. At December 31, 2001 cumulative dividends of approximately $463,900 were in arrears.

The Series E preferred stock provides for: (i) a cumulative dividend of $.07 per share per annum, payable quarterly; (ii) a liquidation preference of $1.00 per share plus accrued but unpaid dividends; (iii) the right to convert each share plus accrued but unpaid dividends into common stock; (iv) the right to vote on all matters submitted to a vote of stockholders of the Company; and (v) redemption at the Company's option at a redemption price of $1.00 per share plus all accrued and unpaid dividends. As of December 31, 2001 the 300,000 outstanding shares of Series E preferred stock were entitled to be converted into 2,608,685 shares of common stock and were entitled to 2,608,685 votes on all matters submitted to a vote of stockholders. At December 31, 2001, cumulative dividends of approximately $221,735 were in arrears.


6.   Commitments and Contingencies:

Operating Leases

The Company leases certain office facilities under non-cancelable lease agreements, which expire on June 30, 2002 and September 30, 2005. The future minimum annual lease payments under these leases are approximately $60,000 in 2002, $45,000 in 2003, $45,000 in 2004, and $34,000 in 2005.
Rent expense was $93,387 and $66,816 in 2001 and 2000, respectively.


7.   Common Stock Options and Warrants:

Stock Options

In September 1986, the Board of Directors approved the adoption of a stock option plan, as amended (the "Plan"), whereby shares of the Company's common stock were reserved for options to be granted to employees and directors at the discretion of the Board of Directors. The Plan has expired. During 2001, the Board of Directors issued non-qualified stock options to certain employees and directors at the quoted market price of the Company's stock at the date of the grant. These options become exercisable over a period of up to five years and expire in 2006.

               UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes to CONSOLIDATED Financial Statements
                          December 31, 2001 and 2000

Compensation costs for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. If the Company recognized compensation expense based upon the fair value at the grant date, the Company's 2001 and 2000 net income allocable to common shareholders and net income per common share would have been reduced to the pro forma amounts indicated as follows:

                                                 2001             2000
Net income allocable to common shareholders
     As reported                             $  463,391     $    270,093
     Pro forma                               $  344,747     $    136,486
Net income per common share
     As reported                                 $  .01           $  .01
     Pro forma                                   $  .01           $  .01

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, expected volatility of 100% in 2001 and 120% in 2000; risk free interest rate of 5%: no dividend yield; and expected lives of four to five years.

Additional information with respect to options outstanding at December 31, 2001, and the changes for each of the two years in the period then ended was as follows:

                                                          2001
                                                 ______________________
                                                               Weighted
                                                                Average
                                                               Exercise
                                                  Shares        Price
                                                  ______        ______

Outstanding at beginning of year               10,910,000        $.05
Granted                                        13,025,000         .05
Exercised                                              -           -
Forfeited                                     (10,910,000)        .05
                                              ___________        ____
Outstanding at end of year                     13,025,000        $.05
                                              ___________        ____
Options exercisable at December 31, 2001               -           -
                                              ___________        ____
Weighted average fair value per share of options
   granted                                                       $.04

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes to CONSOLIDATED Financial Statements
                            December 31, 2001 and 2000

  7.  Common Stock Options and Warrants (Cont'd.):

                                                          2000
                                                  _____________________
                                                               Weighted
                                                                Average
                                                               Exercise
                                                   Shares       Price
                                                   ______       _____
Outstanding at beginning of year                10,587,500        $.04
Granted                                          4,225,000         .07
Exercised                                       (3,570,000)        .04
Forfeited                                         (332,500)        .05
                                                __________        ____
Outstanding at end of year                      10,910,000        $.05
                                                __________        ____
Options exercisable at December 31, 2000         3,610,000        $.04
                                                __________        ____
Weighted average fair value per share of options
   granted                                                        $.05
                                                                  ____

Information about stock options outstanding at December 31, 2001 is summarized as follows:
                                       Options Outstanding
                              _________________________________________
                                        Weighted Average
                              Number       Remaining       Weighted Average
Range of Exercise Prices   Outstanding   Contractual Life   Exercise Price
________________________   ___________   ________________   ______________
       $.05                13,025,000        4.9 years         $.05

Stock Purchase Warrants

At December 31, 2001 and 2000 warrants for 75,000 shares of common stock, exercisable at $.11 per share and expiring in 2005 were outstanding.

              UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to CONSOLIDATED Financial Statements
                         December 31, 2001 and 2000

8.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                          Year Ended
                                                         December 31,
                                                   ______________________
                                                    2001           2000
                                                    ____           ____
Income allocable to common stockholders         $  463,391    $   270,093

Weighted average shares outstanding - basic     56,178,663     48,930,152
Effect of dilutive stock options and warrants    2,592,757      4,191,055
                                                __________     __________
Weighted average shares outstanding   diluted   58,771,420     53,121,207
                                                ==========     ==========
Income per common share   basic                    $   .01        $   .01
Income per common share   diluted                  $   .01        $   .01

In 2001 and 2000, the assumed conversion of the Company's convertible preferred stock was excluded from the computation of diluted earnings per share because its effect would be antidilutive. In 2000 and 2001, warrants to purchase 75,000 shares of the Company's common stock were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

9.Income Taxes:

At December 31, 2001, the Company has United States net operating loss carryforwards of approximately $1,820,000 and Canadian net operating loss carryforwards of approximately $400,000. These carry-forwards expire from 2003 through 2011. Additionally, the Company has approximately $71,000 in unused general business tax credits available to directly offset future income tax liabilities and $624,000 in capital loss carryforwards available to offset future capital gains.

For the years ended December 31, 2001 and 2000 the difference between the effective federal income tax rate and the amounts determined by applying the statutory federal income tax rate to income before provision for federal income tax was as follows:

                                                    2001        2000
                                                   Amount      Amount
                                                   ______      ______
Federal income tax at statutory rate             $176,600     $110,872
Amortization of goodwill                           21,320       21,480
Other                                               3,580      (29,652)
Change in valuation allowance                    (201,500)    (102,700)
                                                 ________     ________
                                                 $     -      $     -
                                                 ========     ========

               UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                  Notes to CONSOLIDATED Financial Statements
                         December 31, 2001 and 2000

9.  Income Taxes (Cont'd.):

Income before income taxes is comprised of the following:

                                                Year ended December 31,
                                                _______________________
                                                  2001            2000
                                                  ____            ____
United States                                  $391,638         $301,535
Canada                                         $127,753          $24,558
                                               ________         ________
                                               $519,391         $326,093
                                               ========         ========

The components of the deferred tax accounts as of December 31, 2001 and 2000 are as follows:
                                                 2001             2000
                                                 ____             ____
     Deferred tax assets:
     ___________________
      Net operating loss carryforward          $741,100         $802,100
      Capital loss carryforward                 212,300          212,300
      Deferred revenue                          188,000          173,800
      Accounts payable and accrued expenses      91,900           62,200
      General business tax credits               71,000           71,000
      Other                                      10,600               -
                                            ___________       ___________
      Total deferred tax asset              $ 1,314,900       $1,321,400

     Deferred tax liabilities:
     ________________________
      Accounts receivable                       103,000           90,300
      Purchased software, property
       and equipment                            196,600           14,300
                                             __________         ________

      Total deferred tax liability              299,600          104,600
                                             __________         ________
      Net deferred tax asset before valuation
       allowance                              1,015,300        1,216,800

      Less valuation allowance                1,015,300        1,216,800

      Net deferred tax asset               $         -        $       -
                                           ____________       __________

10.  Employee Benefit Plans:

Effective January 16, 1992, the Company established the USTI Employee's 401(k) Profit Sharing Plan and Trust (the "Plan"), which is a defined contribution plan that covers substantially all full-time employees of the Company eligible to participate. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and Section 401(k) of the Internal Revenue Code. The Company made contributions for the benefit of the participants in the Plan in the amount of $12,500 and $4,300 for the years ended December 31, 2001 and 2000, respectively.
                                    24

             UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                Notes to CONSOLIDATED Financial Statements
                      December 31, 2001 and 2000

11.  Foreign Operations:

Information regarding foreign operations as of and for the years ended December 31, 2001 and 2000 are as follows. Sales are attributed to countries based upon the location of the customer.

                                           Year Ended
                                          December 31,
                                       _________________
                                       2001         2000
                                       ____         ____
Revenue
  United States                   $1,520,586    $1,492,534
  Canada                          $1,494,045    $  467,067
                                  __________    __________

                                  $3,014,631    $1,959,601
                                  __________    __________

                                          Year Ended
                                          December 31,
                                     ___________________
                                     2001           2000
                                     ____           ____
Long-lived assets
  United States                     $431,230      $530,346
  Canada                            $803,491      $546,349
                                    ________      ________
                                 $ 1,234,721   $ 1,076,695

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its Independent Certified Public Accountants on accounting and financial disclosure matters.



                                  PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 2002 Annual Meeting of Shareholders under the captions "Election of Directors" and "Executive Officers." Such information is incorporated herein by reference therefrom.


ITEM 10.  EXECUTIVE COMPENSATION

    The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 2002 Annual Meeting of Shareholders under the caption "Management Compensation." Such information is incorporated herein by reference therefrom.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 2002 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management." Such information is incorporated herein by reference therefrom.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 2002 Annual Meeting of Shareholders under the caption "Certain Relationships and Related
Transactions." Such information is incorporated herein by reference therefrom.

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


                                    UNITED SYSTEMS TECHNOLOGY, INC.



Date: March 29, 2002                    By:  /s/  Thomas E. Gibbs
                                        Thomas E. Gibbs,
                                        Chief Executive Officer and
                                        Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 29, 2002                    By: /s/  Thomas E. Gibbs
                                        Thomas E. Gibbs,
                                        Chief Executive Officer and
                                        Chairman of the Board
                                        (Principal Executive Officer)

Date: March 29, 2002                    By: /s/  Randall L. McGee
                                        Randall L. McGee,
                                        Secretary, Treasurer and Director
                                        (Principal Financial &
                                        Accounting Officer)


Date: March 29, 2002                    By:  /s/  Scott Burri
                                        Scott Burri, Director


Date: March 29, 2002                    By:  /s/  Earl Cohen
                                        Earl Cohen, Director