Form 10QSB
period 2002-03-31
UNITED SYSTEMS TECHNOLOGY INC
filed 2002-05-15
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           --------------------------

For the Quarter Ended:                         Commission File Number
   March 31, 2002                                    0 - 9574

                           --------------------------


                         UNITED SYSTEMS TECHNOLOGY, INC.

        Iowa                                            42-1102759
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

                          Yes __X__        No ______


     As of March 31, 2002 there were 56,178,663 shares of the registrant's Common Stock, par value $0.10 per share, outstanding.

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

     These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements which are included in the annual report on Form 10-KSB for the fiscal year ended December 31, 2001.

                 United Systems Technology, Inc. and Subsidiary
                           Consolidated Balance Sheets


                                                March 31,
                                                  2002         December 31,
                                               (Unaudited)        2001
                                               ===========     ===========
Current Assets
 Cash and cash equivalents                     $ 1,749,759     $ 1,383,173
 Trade accounts receivable, less allowance
  for doubtful accounts of $34,500 at
  March 31, 2001 and $32,000 at
  December 31, 2000                                247,730         850,189
                                                 ---------       ---------
   Total current assets                          1,997,489       2,233,362
                                                 ---------       ---------

Property and equipment, net                        109,513         115,989
Goodwill, net                                      417,531         417,893
Purchased software, net                            633,563         669,428
Deposits and other                                  27,359          31,411
                                                 ---------       ---------
                                                 1,187,966       1,234,721
                                                 ---------       ---------
   Total assets                                $ 3,185,455     $ 3,468,083
                                                 =========       =========

Liabilities and Stockholders' Equity
Current Liabilities
 Notes payable - related party                 $    10,416     $    10,416
 Trade accounts payable                             36,579          40,567
 Accrued payroll                                    91,153         191,230
 Accrued interest - related party                   19,571          19,359
 Other accrued expenses                             78,437         147,250
 Deferred revenue                                1,168,066       1,445,720
                                                 ---------       ---------
   Total current liabilities                     1,404,222       1,854,542

   Total liabilities                             1,404,222       1,854,542
                                                 ---------       ---------

Commitments and contingencies                         -               -

Stockholders' Equity
 Preferred stock, convertible, voting,
  cumulative, par value $.10 per share;
  authorized 5,000,000 shares; issued and
  outstanding, 500,000 shares of Series B
  and 300,000 shares of Series E, aggregate
  liquidating preference of $800,000
  ($1.00 per share)                                 80,000          80,000
 Common stock, par value $.10 per share;
  authorized 100,000,000 shares; issued
  and outstanding 56,178,663 at March 31,
  2001 and December 31, 2000                     5,617,866       5,617,866
 Additional paid-in capital                      2,825,554       2,825,554
 Accumulated deficit                            (6,624,189)     (6,799,071)
 Currency translation adjustments                  (77,998)        (70,808)
                                                 ---------       ---------
                                                 1,821,233       1,653,541
Less stock purchase note receivable                 40,000          40,000
                                                 ---------       ---------
   Total stockholders' equity                    1,781,233       1,613,541
                                                 ---------       ---------

   Total liabilities and stockholders' equity  $ 3,185,455     $ 3,468,083
                                                 =========       =========



    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)
                                                     Three Months Ended
                                                          March 31,
                                                  2002            2001
                                               ===========     ===========
Revenue
 Software packages                             $   152,849     $    39,054
 Installation, training and customer support       143,115         101,540
 Maintenance                                       492,698         440,126
 Equipment and supplies sales                       87,544          45,158
 Other                                                  25           4,875
                                                 ---------       ---------
                                                   876,231         630,753
                                                 ---------       ---------
Costs and expenses
 Salaries                                          400,873         327,744
 Other general, administrative and
  selling expense                                  190,345         148,546
 Depreciation and amortization                      46,756          57,730
 Commissions                                        16,674           1,364
 Cost of equipment and supplies sold                51,946          21,404
                                                 ---------       ---------
                                                   706,594         556,788
                                                 ---------       ---------
Income from operations                             169,637          73,965
                                                 ---------       ---------

Nonoperating income (expense)
 Interest expense                                     (212)           (257)
 Interest income                                     6,456           9,994
                                                 ---------       ---------
                                                     6,244           9,737
                                                 ---------       ---------
Net income                                         175,881          83,702
                                                 ---------       ---------

Preferred stock dividend requirements              (13,810)        (13,771)
                                                 ---------       ---------

Income available for common stockholders       $   162,071     $    69,931
                                                 =========       =========

Net income per common share - basic
 and diluted                                   $       NIL     $       NIL
                                                 =========       =========

Weighted average number of common
 shares outstanding
      Basic                                     56,178,633      56,178,633
                                                ==========      ==========
      Diluted                                   60,880,607      59,917,100
                                                ==========      ==========


    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
            For the Three Month Period Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                  2002            2001
                                               ===========     ===========
Cash flows in operating activities:
 Net income                                    $   175,881     $    83,702

 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                    46,756          57,730
   Recognition of deferred compensation costs
    on employee stock purchase                        -              4,500
 Change in operating assets and liabilities,
 net of effect of acquisitions:
   Accounts receivable                             602,459         226,160
   Deposits and other                               10,052         (41,991)
   Accounts payable                                 (3,988)         31,079
   Accrued expenses                               (168,678)        (75,627)
   Deferred revenue                               (277,654)       (195,231)
                                                 ---------       ---------

Net cash provided by operating activities      $   384,828     $    90,322
                                                 ---------       ---------

Cash flows from investing activities:
 Property and equipment additions                   (4,053)        (16,195)
 Acquisition of businesses                          (6,000)       (132,065)
                                                 ---------       ---------
Net cash used in investing activities              (10,053)       (148,260)
                                                 ---------       ---------

Effect of exchange rate changes on cash             (8,189)         13,124
                                                 ---------       ---------

Increase (decrease) in cash and cash
 equivalents                                       366,586         (44,814)
Cash and cash equivalents, beginning of year     1,383,173         814,240
                                                 ---------       ---------

Cash and cash equivalents, end of period       $ 1,749,759     $   769,426
                                                 =========       =========


    The accompanying notes are an integral part of the financial statements.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation:

     In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. (the "Company") as of March 31, 2002 and December 31, 2001 and the results of operations and cash flows of USTI for the three months ended March 31, 2002 and 2001. The consolidated results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.


Note 2.  Property and Equipment:

     Property and equipment at March 31, 2002 and December 31, 2001 consisted of the following:

                                                   March 31,     December 31,
                                                     2002            2001
                                                     ----            ----

Leasehold improvements                         $    74,935     $    74,995
Furniture and fixtures                              60,254          59,257
Equipment                                        1,059,677       1,056,581
                                                 ---------       ---------
                                                 1,194,866       1,190,793
Less Accumulated depreciation
  and amortization                              (1,085,353)     (1,074,804)
                                                 ---------       ---------
                                               $   109,513     $   115,989
                                                 ---------       ---------

Note 3.  Other Assets:

     Other assets at March 31, 2002 and December 31, 2001 consisted of the following:

                                               Accumulated
March 31, 2002                  Cost          Amortization         Net
--------------                  ----          ------------         ---

Goodwill                      $ 1,935,548     $(1,518,017)    $   417,531
Purchased Software              1,433,481        (799,918)        633,563

December 31, 2001
-----------------
Goodwill                      $ 1,936,027     $(1,518,134)    $   417,893
Purchased Software              1,433,565        (764,137)        669,428

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 4.  Preferred Stock:

     The Company is in arrears in the payment of dividends to holders of its Series B and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 2002, are entitled to the payment of approximately $472,430 in dividends, which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 2002, are entitled to the payment of approximately $226,915 in dividends, which are currently in arrears.


Note 5.  Comprehensive Income (Loss):

         Comprehensive income (loss) is as follows:

                                                March 31,         March 31,
                                                  2002              2001
                                                  ----              ----

         Net income                           $  175,881        $  83,702
         Currency translation adjustments         (8,189)         (24,068)
                                                 -------          -------

         Comprehensive income                 $  167,692        $  59,634
                                                 -------          -------


Note 6.  New Accounting Pronouncements:

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets, and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

SFAS No. 141 and SFAS 142

     Major provisions of these statements and their effective dates are as follows:

     o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights and are separable from the acquired entity and can be sold, transferred,licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

     o effective  January  2,  2002,  all  previously   recorded  goodwill  and
       intangible   assets  with  indefinite   lives  will  no  longer  be
       subject  to amortization;

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

     o  effective  January  2,  2002,  all  previously   recorded  goodwill  and
        intangible assets with indefinite lives will be tested for impairment annually or whenever there is an impairment indicator; and

     o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting

     The Company amortized goodwill related and intangible assets acquired prior to July 1, 2001 until December 31, 2001. Beginning January 1, 2002, quarterly and annual goodwill amortization is no longer recognized. The Company will complete a traditional fair value based impairment test of goodwill as of January 1, 2002 by June 30, 2002. Impairment losses, if any, resulting from the transitional testing wil be recognized as a cumulative effect of a change in accounting principal.

Intangible assets consist of the following:

                                March 31, 2002            December 31, 2001
                           -----------------------    ------------------------
                            Gross                      Gross
                           Carrying    Accumulated    Carrying     Accumulated
                             Value    Amortization     Value      Amortization

Amortized intangible assets

   Purchased Software      $1,433,481    (799,918)    $1,433,565    (764,137)
                            ---------     -------      ---------     -------

Intangible assets not
  subject to amortization

   Goodwill                $1,936,027  (1,517,017)    $1,936,027  (1,518,134)
                            ----------  ---------      ---------   ---------


     Amortization expense related to intangible assets totaled $35,780 and $44,770 during the three months ended March 31, 2002 and 2001. The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2002 ia as follows:


         Remainder of 2002    $   98,400
         2003                    147,500
         2004                    147,000
         2005                    138,000
         2006                     74,800
         2007                     27,800
                                --------
         Total                $  633,500
                                --------

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Results of Operations
---------------------
     The Company derives its revenue from the licensing of its software packages, installation, training and custom modifications, maintenance agreements and equipment sales and commissions. Results of operations for the period ended March 31, 2002 include revenues of $876,231 and net income of $175,881 as compared to revenues of $630,753 and net income of $83,702 for the same period in 2001.

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

Three Month Period Ended March 31, 2002 and 2001
------------------------------------------------
     The Company's total revenue increased 39% from $630,753 during the first quarter in 2001 to $876,231 in 2002. Software license fees increased 291% from $39,054 in 2001 to $152,849 in 2002. This increase resulted from the increase in the licensing of the Company's asystTM products and sales of additional modules to its MASTM customers during 2002. Installation and training increased 41% from $101,540 in 2001 to $143,115 in 2002 due, in part, to an increase in services provided to its Canadian customers. Maintenance revenue increased 12% during 2002, due primarily to an increase in revenue from the MASTM customers acquired by the Company in 2001. Equipment and supplies sales increased from $45,158 in 2001 to $87,544 in 2002 as a result of an increase in the volume of computer equipment and supplies sold in conjunction with its software products.

     Total costs and expenses increased 27% from $556,788 in 2001 to $706,594 in 2002. Salary expense increased 22% from $327,744 in 2001 to $400,873 in 2002, due in part, from the addition of employees related to previous acquisitions and increased incentives resulting from improved results of operations. Other general, administrative and selling expenses increased 28% in 2002 as compared to 2001 as a result of increased costs related to acquisitions. Depreciation and amortization expense decreased 19% from the addition of assets related to the CPS, Auto Admin and MAS acquisitions. Cost of equipment and supplies sold decreased in 2002 as a result of decreased sales of computer equipment.

Liquidity and Capital Resources
-------------------------------

     The Company had net cash provided from operating activities of $384,828 during the three months ended March 31, 2002, as compared to net cash provided by operations of $90,322 for the same period in 2001. This increase in cash provided in 2002 was primarily the result of the improvement in the results of operations in the first quarter of 2002 and an increase in the collection of outstanding accounts receivable. Net cash of $10,053 was utilized in 2002 for capital acquisitions.

     Management believes that its ability to generate positive cash flows from operations, in addition to its existing cash balances, will be adequate to meet its working capital requirements in the near future.

     The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of March 31, 2002, dividends were in arrears on the Series B preferred stock in the amount of $472,430 and on Series E preferred stock in the amount of $226,915.

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

Item 2.  Change In Securities

         Not Applicable


Item 3.  Defaults Upon Senior Securities

     The company is in arrears in the payment of dividends to holders of its Series B and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 2002, are entitled to the payment of approximately $472,430 in dividends, which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 2002, are entitled to the payment of approximately $226,915 in dividends, which are currently in arrears.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits - 10.1  Form of Grant of Nonstatutory Stock Option.

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         United Systems Technology, Inc.

Date:  May 14, 2002                      By: /s/  Thomas E. Gibbs
                                             --------------------
                                             Thomas E. Gibbs, President
                                              and Chairman of the Board
                                             (Principal Executive Officer)



Date:  May 14, 2002                      By: /s/  Randall L. McGee
                                             ---------------------
                                             Randall L. McGee, Secretary
                                              and Treasurer
                                             (Principal Financial and
                                               Accounting Officer)

                                  Exhibit 10.1

                       GRANT OF NONSTATUTORY STOCK OPTION
                                       OF
                         UNITED SYSTEMS TECHNOLOGY, INC.


Date of Grant:  _______________

     THIS GRANT, dated as of the date of grant first stated above (the "Date of Grant"), is delivered by UNITED SYSTEMS TECHNOLOGY, INC., an Iowa corporation (the "Company"), to __________________________ (the "Grantee") who is a director or employee of the Company.

     WHEREAS, the Board has determined that it is in the best interests of the Company to provide an incentive to certain key employees and directors of the Company who are providing substantial services to the Company; and

     WHEREAS, the Board has approved the grant of a Nonstatutory Stock Option to the Grantee as documented herein.

     NOW, THEREFORE, the parties hereto, intending to be legally bound hereby, agree as follows:

1.   Grant of Option

     Subject to the terms and conditions hereinafter set forth, Company, with the approval and at the direction of Board, hereby grants to Grantee, as of the Date of Grant, an option to purchase up to ___________ shares of the Company's common stock, par value $.10 per share (the "Stock") at a price of ________ per share, which the Board has determined is not less than 100% of the fair market value per share of the Stock on the Date of Grant. Such option is hereinafter referred to as the "Option," and the shares of stock purchasable upon exercise of the Option are hereinafter sometimes referred to as the "Option Shares." The Option is intended by the parties hereto to be, and shall be treated as, a Nonstatutory Stock Option (as that term is defined under the Internal Revenue Code of 1986, as amended).

2.   Exercise of Option

         This Option will be exercisable as follows:

     a. Exercise of Option. Exercise of this Option will not be effective until Company has received written notice of exercise. Such notice must specify the number of whole shares to be purchased and be accompanied by payment in full of the aggregate exercise price of the number of shares being purchased. Company will not in any case be required to sell, issue, or deliver a fractional share with respect to this Option. The exercise price of stock covered by this Option shall be payable upon the exercise of this Option in cash, by certified or cashier's check.

     b. Restrictions on Amount Exercisable. Grantee may not exercise this Option during the first twelve (12) month period following ______________ (the "Date of Grant"). Grantee may exercise up to (but not more than) one-fourth (1/4) of the total shares of Stock subject to this Option at any time after the first twelve
(12) month period following the Date of Grant. Grantee may exercise up to (but not more than) one-half (1/2) of the total shares of Stock subject to this Option at any time after the first twenty-four (24) month period following the Date of Grant. Grantee may exercise up to (but not more than) three-fourths (3/4) of the total shares of Stock subject to this Option at any time after the first thirty-six (36) month period following the Date of Grant. Grantee may exercise all of the shares of Stock subject to this Option at any time after the first forty-eight (48) month period following the Date of Grant. Notwithstanding what is just stated, if Grantee is sixty-five (65) years of age or older at the time the Option is granted, such Grantee may exercise up to (but not more than) one-half (1/2) of the total shares of Stock subject to such Option. Subject to the limitations just stated, each Option may be exercised at one time or on several successive occasions; however, each Option may not be exercised in an amount less than one hundred (100) shares at any one time.

     c. Withholding. If Grantee's exercise of the Option is a taxable event, the Board may, in its discretion, require Grantee to pay to Company at the time of exercise of this Option (or a portion thereof) the amount that Company deems necessary to satisfy its obligation to withhold federal, state, or local income or other taxes incurred by reason of the exercise. Upon the exercise of any Option requiring tax withholding, Grantee may make a written request to have shares of Stock withheld by Company from the shares otherwise to be received. The number of shares so withheld shall have an aggregate fair market value on the date of exercise sufficient to satisfy the applicable withholding taxes. The acceptance of any such request by Grantee shall be at the sole discretion of Board, including, if deemed necessary by the Board, approval by the Securities and Exchange Commission and the satisfaction of any additional requirements necessary to obtain such approval. If the Grantee is subject to liability under
Section 16b of the Act, the additional requirements must be met: (1) any previously owned shares of Stock used to satisfy the withholding obligation must have been held by the taxpayer for at least six (6) months, and any Option shares otherwise issuable hereunder to be withheld to satisfy such obligations may be so withheld only if both the exercise of the Option and the election to have shares withheld are made at least six (6) months after the date of grant;
(2) the Option holder's election must be made: (a) at least six (6) months less one day prior to the date on which the option exercise becomes taxable, or (b) within a 10-day "window period" beginning on the third business day following the release of Company's annual or quarterly financial reports and ending on the twelfth day thereafter (but in no event later than the date the option exercise becomes taxable); (3) Company has been subject to the Act's reporting requirements for more than a year and has filed all reports and statements required to be filed pursuant to Section 13 of the Act; (4) Company regularly issues quarterly or annual summary statements of sales and earnings; (5) all members of the Board administering the Option with respect to the Grantee subject to liability under Section 16b of the Act are "disinterested" in accordance with Rule 16b-3 promulgated under the Act; (6) the Board will be empowered to consent to or disapprove the Grantee's withholding election; and
(7) any withholding election will be required to be irrevocable.

     d. Term of Option. This Option may not be exercised after ____________, such date is not greater than ten (10) years from the Date of Grant hereof, and may be exercised during such term only in accordance with the terms of this Agreement.


     e.       Terms, Time of Exercise, and Transferability of Options.

     1. Decrease in Term of Option. This Option shall be exercisable during the Grantee's lifetime only by him or her or by his or her guardian or legal representative (or assignee after a permitted assignment). This Option shall not be transferrable other than by will or the laws of descent and distribution or to a qualified charity or a member of the Grantee's family. For this purpose, a "qualified charity" shall mean an organization described in Section 170(c) of the Internal Revenue Code of 1986, as amended. Each Option shall also be subject to the following terms and conditions:


         (A)  Termination of Employment or Directorship.

     (1) Voluntary Termination. If the Grantee ceases to be employed by the Company because the Grantee voluntarily terminates his or her employment with the Company and the Grantee does not remain or thereupon become a director of Company, or if the Grantee ceases to be a director of the Company and the Grantee does not remain or thereupon become an employee of Company, the portion (if any) of an Option that remains unexercised, including that portion (if any) that pursuant to the Agreement is not yet exercisable, as of the date of the Grantee's termination of employment or ceasing to be a director, whichever occurs later, shall terminate and cease to be exercisable as of such date.

     (2) Termination for Cause. If the Grantee ceases to be employed by the Company because the Company terminates the Grantee's employment for cause, the portion (if any) of an Option that remains unexercised, including that portion (if any) that is not yet exercisable, at the time of the Grantee's termination of employment, shall terminate and cease to be exercisable immediately upon such termination. The Grantee's employment shall be deemed terminated "for cause" if terminated by the Board of Directors of Company because of incompetence, insubordination, dishonesty, other acts detrimental to the interest of Company, or any material breach by the Grantee of any employment, nondisclosure, noncompetition, or other contract with the Company. Whether "cause" exists shall be determined by such Board of Directors in its sole discretion and in good faith. The exercise of an option in anticipation of a termination for cause shall be null and void.

     (3) Termination Without Cause. If the Grantee ceases to be employed by the Company because the Company terminates the employment of the Grantee for otherwise than for "cause," and the Grantee does not remain or thereupon become a director of Company, the Grantee shall have the right for thirty (30) days following such termination to exercise the Option with respect to that portion thereof that has become exercisable pursuant to this Option as of the date of such termination, and thereafter the Option shall terminate and cease to be exercisable.

     (B) Disability. If the Grantee ceases to be employed by the Company by reason of disability (as defined in Sec. 22(e)(3) of the Code) and does not remain or thereupon become a director of Company, or if the Grantee ceases by reason of such disability to be a director of the Company, the Grantee shall have the right for ninety (90) days after the date of termination of employment with, or cessation of directorship of, the Company by reason of disability, whichever occurs later, to exercise the Option to the extent the Option is exercisable on the date of his or her termination of employment, and thereafter the Option shall terminate and cease to be exercisable.

     (C) Death. If the Grantee dies while in the employ of Company, or dies while a director of the Company, his or her Option shall be exercisable by his or her legal representatives, legatees, or distributees for six (6) months following the date of the Grantee's death to the extent such Option is exercisable on the Grantee's date of death, and thereafter the Option shall terminate and cease to be exercisable.

     2. Issuance of Stock Certificates. Within a reasonable time, or such time as may be permitted by law, after Company receives written notice that the Grantee has elected to exercise all or a portion of this Option, such notice to be accompanied by payment in full of the aggregate exercise price of the number of shares purchased, Company shall issue and deliver a certificate representing the shares acquired as a result of the exercise and any other amounts payable in consequence of such exercise.

     3. Issuance in Compliance With Securities Laws. Nothing herein or in any Option granted hereunder shall require Company to issue any shares upon exercise of any Option if such issuance would, in the opinion of counsel for Company, constitute a violation of the Securities Act of 1933, as amended, or any similar or superseding statute or statutes, or any other applicable statute or regulation, as then in effect.

         4. Investment Legend. At the time of exercise of an Option, Company may, as a condition precedent to the exercise of such Option, require from the Grantee of the Option (or in the event of his or her death, his or her legal representatives, legatees, or distributees) such written representations, if any, concerning his or her intentions with regard to the retention or disposition of the shares being acquired by exercise of such Option and such written covenants and agreements, if any, as to the manner of disposal of such shares as, in the opinion of counsel to Company, may be necessary to ensure that any disposition by such Grantee (or in the event of his or her death, his or her legal representatives, legatees, or distributees), will not involve a violation of the Securities Act of 1933, as amended, or any similar or superseding statute or statutes, or any other applicable state or federal statute or regulation, as then in effect. Certificates for shares of Stock, when issued, may have the following legend, or statements of other applicable restrictions, endorsed thereon, and may not be immediately transferable:

            The shares of Stock evidenced by this certificate have been issued to the registered owner in reliance upon written representations that these shares have been purchased for investment. These shares may not be sold, transferred, or assigned unless, in the opinion of Company and its legal counsel, such sale, transfer, or assignment will not be in violation of the Securities Act of 1933, as amended, applicable rules and regulations of the Securities and Exchange Commission, and any applicable state securities laws.

     3.Adjustments Upon Changes in Capitalization, Merger, etc.

     The number and class of shares subject to each outstanding Option, and the exercise price of each outstanding Option, shall be automatically adjusted to accurately and equitably reflect the effect thereon of a stock split, combination, exchange of shares or other recapitalization, merger, or otherwise, in which Company is the surviving corporation. In the event of a dispute concerning such adjustment, the decision of the Board shall be conclusive.

         4.Fair Market Value

     The "fair market value" of a share of Stock shall be the average of the high and low sale prices per share of Stock on the Stock Exchange, composite tape or other recognized market source where the stock is being traded, as determined by the Board, on the applicable date of reference hereunder, or if there is no sale on such date, then the average of such high and low sales prices on the last previous day on which a sale is reported.

         5. No Rights of Shareholders

     Neither Grantee nor any personal representative shall be, or shall have any of the rights and privileges of, a shareholder of Company with respect to any shares of Stock purchasable or issuable upon the exercise of the Option, in whole or in part, prior to the date of exercise of the Option.

         6. Non-Transferability

     This Option is exercisable during Grantee's lifetime only by him or by his guardian or legal representative. This Option shall not be transferable other than by will or the laws of descent and distribution.

         7.Employment Not Affected

     Neither the granting of the Option nor its exercise is to be construed as granting to Grantee any right with respect to continuance of employment of Company. Except as may otherwise be limited by a written agreement between Company and Grantee, the right of Company to terminate at will Grantee's employment with it at any time (whether by dismissal, discharge, retirement or otherwise) is specifically reserved by Company and acknowledged by Grantee.

         8.Amendment of Option

     The Option may be amended by the Board at any time: (i) if the Board determines, in its sole discretion, that amendment is necessary or advisable in the light of any addition to or change in the Internal Revenue Code of 1986 or in the regulations issued thereunder, or any federal or state securities law or other law or regulation, which change occurs after the Date of Grant and by its terms applies to the Option; or (ii) other than in the circumstances described in clause (i) above, with the consent of Grantee.

         9.Notice

     Any notice to Company provided for in this instrument shall be addressed to it in care of its Secretary at its executive offices at 1850 Crown Road, Suite 1109, Dallas, Texas 75234, and any notice to Grantee shall be addressed to Grantee at the current address shown on the corporate records of Company. Any notice shall be deemed to be duly given if and when properly addressed and posted by registered or certified mail, postage prepaid.

         10. Governing Law

     The validity, construction, interpretation, and effect of this instrument shall exclusively be governed by and determined in accordance with the laws of the State of Iowa, except to the extent preempted by federal law, which shall to that extent govern.

     IN WITNESS WHEREOF, Company has caused its duly authorized officers to execute and attest this Grant of Nonstatutory Stock Option, and to apply the corporate seal hereto, and Grantee has placed his signature hereon, effective as of the Date of Grant.

                                    COMPANY:

                                    UNITED SYSTEMS TECHNOLOGY, INC.


                                    By:      ______________________________
                                               Thomas E. Gibbs,
                                               Chairman of the Board


                                    GRANTEE:


                                    By:     ______________________________

                                    Printed Name:   ______________________
ATTEST:

-------------------------------
Randall L. McGee, Secretary