Form 10QSB
period 2002-06-30
UNITED SYSTEMS TECHNOLOGY INC
filed 2002-08-14
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           --------------------------

For the Quarter Ended:                          Commission File Number
   June 30, 2002                                      0 - 9574

                           --------------------------


                         UNITED SYSTEMS TECHNOLOGY, INC.

        Iowa                                          42-1102759
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

                          Yes __X__        No ______

     As of June 30, 2002 there were 56,178,663 shares of the registrant's Common Stock, par value $0.10 per share, outstanding.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB



PART I - FINANCIAL INFORMATION (UNAUDITED)                      PAGE
------------------------------------------
-
Item 1. Consolidated Financial Statements

          Balance Sheets                                         3

          Statements of Income                                   4

          Statements of Cash Flows                               5

          Notes to Consolidated Financial Statements             6


Item 2. Management's Discussion and Analysis or
         Plan of Operation                                      11


PART II - OTHER INFORMATION                                     14
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

                 United Systems Technology, Inc. and Subsidiary
                          Consolidated Balance Sheets

                                                June 30,
                                                  2002         December 31,
                                               (Unaudited)        2001
                                               ===========     ===========
Current Assets
 Cash and cash equivalents                     $ 1,538,887     $ 1,383,173
 Trade accounts receivable, less allowance
  for doubtful accounts of $34,900 at June 30,
  2002 and $34,500 at December 31, 2001            407,018         850,189
                                                 ---------       ---------
   Total current assets                          1,945,905       2,233,362
                                                 ---------       ---------

Property and equipment, net                        139,663         115,989
Goodwill, net                                      489,342         417,893
Purchased software, net                            787,437         669,428
Deposits and other                                  38,100          31,411
                                                 ---------       ---------
                                                 1,454,542       1,234,721
                                                 ---------       ---------
   Total assets                               $  3,400,447     $ 3,468,083
                                                 =========       =========

Liabilities and Stockholders' Equity
Current Liabilities
 Notes payable - related party                $     10,416     $    10,416
 Trade accounts payable                             79,442          40,567
 Accrued payroll                                   150,224         191,230
 Accrued interest - related party                   19,785          19,359
 Other accrued expenses                            123,660         147,250
 Deferred revenue                                1,053,922       1,445,720
                                                 ---------       ---------
   Total current liabilities                     1,437,449       1,854,542

   Total liabilities                             1,437,449       1,854,542
                                                 ---------       ---------

Commitments and contingencies                         -               -

Stockholders' Equity
 Preferred stock, convertible, voting,
  cumulative, par value $.10 per share;
  authorized 5,000,000 shares; issued and
  outstanding, 500,000 shares of Series B
  and 300,000 shares of Series E, aggregate
  liquidating preference of $800,000
  ($1.00 per share)                                 80,000          80,000
 Common stock, par value $.10 per share;
  authorized 100,000,000 shares; issued
  and outstanding 56,178,663 at June 30,
  2002 and December 31, 2000                     5,617,866       5,617,866
 Additional paid-in capital                      2,825,554       2,825,554
 Accumulated deficit                            (6,513,538)     (6,799,071)
 Currency translation adjustments                   (6,884)        (70,808)
                                                 ---------       ---------
                                                 2,002,998       1,653,541
 Less stock purchase note receivable                40,000          40,000
                                                 ---------       ---------
   Total stockholders' equity                    1,962,998       1,613,541
                                                 ---------       ---------
   Total liabilities and stockholders' equity $  3,400,447     $ 3,468,083
                                                 =========       =========

    The accompanying notes are an integral part of the financial statements.

                   United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)

                                     Three Months Ended      Six Months Ended
                                           June 30,              June 30,
                                        2002      2001        2002       2001
                                        ====      ====        ====       ====
Revenue
 Software packages                  $ 175,036  $ 113,073  $  327,886 $ 152,127
 Installation, training and
  customer support                     93,088    170,876     236,203   272,417
 Maintenance                          497,625    481,979     990,323   922,104
 Equipment and supplies sales          49,416     51,997     136,958    97,155
 Other                                    945      3,989         970     8,865
                                    ---------  ---------   --------- ---------
                                      816,110    821,914   1,692,340 1,452,668
                                    ---------  ---------   --------- ---------
Costs and expenses
 Salaries                             420,492    361,976     823,394   689,719
 Other general, administrative and
  selling expense                     199,363    179,438     387,679   327,984
 Depreciation and amortization         49,170     72,085      95,923   129,814
 Commissions                           24,826      1,440      41,501     2,804
 Cost of equipment and supplies sold   23,694     27,393      75,641    48,798
                                    ---------  ---------   --------- ---------
                                      717,545    642,332   1,424,138 1,199,119
                                    ---------  ---------   --------- ---------
Income (loss) from operations          98,565    179,582     268,202   253,549
                                    ---------  ---------   --------- ---------
Nonoperating income (expense)
 Interest expense                        (214)      (257)       (426)     (514)
 Interest income                        7,270      8,864      13,726    18,857
                                    ---------  ---------   --------- ---------
                                        7,056      8,607      13,300    18,343
                                    ---------  ---------   --------- ---------

Net income                            105,621    188,189     281,502   271,892

Preferred stock dividend
  requirements                        (13,960)   (13,960)    (27,920)  (27,920)
                                    ---------  ---------   --------- ---------
Income (loss) available for
 common stockholders                $  91,661  $ 174,229  $  253,582 $ 243,972
                                    =========  =========   ========= =========

Net income per common share -
  basic and diluted                 $    NIL   $    NIL   $     NIL  $    NIL
                                    =========  =========   ========= =========

Weighted average number of common
 shares outstanding
   Basic                          56,178,663 56,178,663  56,178,663 56,178,663
                                  ========== ==========  ========== ==========
   Diluted                        61,967,552 57,878,663  61,967,552 58,897,881
                                  ========== ==========  ========== ==========


    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
              For the Six Month Period Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                   2002           2001
                                               ===========     ===========
Cash flows in operating activities:
 Net income                                    $   281,502     $   271,892

 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization                    95,923         129,814
   Recognition of deferred compensation
    costs on employee stock purchase                  -              9,000
   Change in operating assets and
    liabilities, net of effects
    of acquisitions:
     Accounts receivable                           483,012         231,054
     Deposits and other                              6,689         (36,844)
     Accounts payable                               33,476          32,015
     Accrued expenses                              (84,706)         49,360
     Deferred revenue                             (424,977)       (282,832)
                                                 ---------       ---------
                                                   109,417         131,567
                                                 ---------       ---------

 Net cash provided from operating activities       390,919         403,459
                                                 ---------       ---------
Cash flows from investing activities:
 Property and equipment additions                  (27,253)        (17,747)
 Acquisition of businesses                        (213,886)       (132,065)
                                                 ---------       ---------
Net cash used in investing activities             (241,139)       (149,812)
                                                 ---------       ---------

Effect of exchange rate changes on cash              5,934           1,056
                                                 ---------       ---------

Increase (decrease) in cash and cash
 equivalents                                       155,714         254,703
Cash and cash equivalents, beginning of period   1,383,173         814,240
                                                 ---------       ---------
Cash and cash equivalents, end of period       $ 1,538,887     $ 1,068,943
                                                 =========       =========


    The accompanying notes are an integral part of the financial statements.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation:

     In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. (the "Company") as of June 30, 2002 and December 31, 2001 and the results of operations and cash flows of USTI for the six months ended June 30, 2002 and 2001. The consolidated results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.


Note 2.  Property and Equipment:

     Property and equipment at June 30, 2002 and December 31, 2001 consisted of the following:

                                            June 30,         December 31,
                                             2002               2001
                                             ----               ----

Leasehold improvements                   $   75,322         $   74,995
Furniture and fixtures                       71,157             59,257
Equipment                                 1,090,688          1,056,581
                                          ---------         ----------
                                          1,237,167          1,190,793
Less Accumulated depreciation
  and amortization                       (1,097,504)        (1,074,804)
                                         ----------         ----------
                                        $   139,663         $  115,989
                                         ----------         ----------


Note 3.  Other Assets:

     Other assets at June 30, 2002 and December 31, 2001 consisted of the following:

                                               Accumulated
June 30, 2002                  Cost           Amortization         Net
-------------                  ----           ------------         ---

Goodwill                   $ 2,009,664        $(1,520,322)    $  489,342
Purchased Software           1,635,059           (847,622)       787,437

December 31, 2001
-----------------
Goodwill                   $ 1,936,027         (1,518,134)    $  417,893
Purchased Software           1,433,565           (764,137)       669,428


                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note 4.  Preferred Stock:

     The Company is in arrears in the payment of dividends to holders of its Series B and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 2002, are entitled to the payment of approximately $481,155 in dividends, which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 2002, are entitled to the payment of approximately $232,150 in dividends, which are currently in arrears.


Note 5.  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                             Three Months Ended           Six Months Ended
                                  June 30,                   June 30,
                            2002            2001         2002         2001
                            ----            ----         ----         ----

Income allocable to
 common stockholders     $ 105,621      $ 188,189     $ 281,502    $ 271,892
Weighted average
shares outstanding
 - basic                56,178,663     56,178,663    56,178,663   56,178,663
Effect of dilutive
 stock options and
 warrants                5,788,889      1,700,000     5,788,889    2,719,218
                        ----------     ----------    ----------   ----------
Weighted average
 shares outstanding
 - diluted              61,967,552     57,878,663    61,967,552   58,897,881
                        ==========     ==========    ==========   ==========

  Income per common
   share - basic         $   NIL        $   NIL       $   NIL      $   NIL
                             ===            ===           ===          ===
  Income per common
   share - diluted       $   NIL        $   NIL       $   NIL      $   NIL
                             ===            ===           ===          ===

     In 2002 and 2001, the assumed conversion of the Company's convertible preferred stock was excluded from the computation of diluted earnings per share because its effect would be antidilutive. In 2002 and 2001, warrants to purchase 75,000 shares of the Company's common stock were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 6.  Acquisition of Assets:

     On June 26, 2002, the Company acquired substantially all of the assets of Shamrock Systems, LLC ("Shamrock"), based in Memphis, Tennessee to add an additional product line to its suite of products. This transaction includes all rights to the Shamrock software, contracts for software support, and all accounts receivable of Shamrock. The purchase price was $213,886 plus the assumption of certain liabilities of Shamrock including software support obligations for the remainder of the contract terms. Operating results for Shamrock are included in consolidated financial statements from the date of acquisition.

     The following unaudited proforma information presents the results of operations of the Company as if the acquisitions had taken place in the beginning of each 2002 period presented (in thousands, except per share data):

                                          Three Months      Six Months
                                             Ended,           Ended
                                         June 30, 2002    June 30, 2002
                                         -------------    -------------

         Revenues                          $  930           $  1,920
         Net income                        $  112           $    294

         Net income per common share           -                  -

     The proforma results of operations have been presented for comparative purposes only and do not purport to be indicative of the results of operations which actually would have occurred had the acquisitions been made as of these dates or of results which may occur in the future.


Note 7.  Comprehensive Income:

         Comprehensive income is as follows:

                             Three Months Ended           Six Months Ended
                                  June 30,                   June 30,
                            2002            2001         2002         2001
                            ----            ----         ----         ----

   Net income             $105,621       $188,189      $281,502     $271,892
   Currency translation
    adjustments             14,123         (2,050)        5,934       (4,426)
                          --------       --------      --------     --------
   Comprehensive income   $119,744       $186,139      $287,436     $267,466
                          --------       --------      --------     --------

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note 7.  New Accounting Pronouncements:

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets, and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.


SFAS No. 141 and SFAS 142

         Major provisions of these statements and their effective dates are as follows:

     o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights and are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

     o  effective  January  1,  2002,  all  previously   recorded  goodwill  and
intangible   assets  with  indefinite   lives  will  no  longer  be  subject  to
amortization;

     o  effective  January  1,  2002,  all  previously   recorded  goodwill  and
intangible assets with indefinite lives will be tested for impairment annually or whenever there is an impairment indicator; and

     o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting

     The Company amortized goodwill and intangible assets acquired prior to July 1, 2001 until December 31, 2001. Beginning January 1, 2002, quarterly and annual goodwill amortization is no longer recognized. The Company has completed a traditional fair value based impairment test of goodwill as of January 1, 2002. The test did not result in any impairment losses.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 7.  New Accounting Pronouncements (cont):

     The following table sets forth the net income and related per share amounts as if SFAS 142 had been adopted for the periods ended June 30, 2001 in thousands, except per share data):

                                             Three               Six
                                             Months             Months
                                             ------             ------
    Reported net income                     $  188             $  272
    Add back goodwill amortization              27                 48
                                              ----               ----
    Adjusted net income                     $  215             $  320
                                               ---                ---

    Basic and diluted net income per share  $  NIL             $  NIL
    Goodwill amortization                      NIL                NIL
                                               ---                ---
    Adjusted net income per share
       Basic and diluted                    $  NIL             $  NIL
                                               ---                ---

Intangible assets consist of the following:

                                June 30, 2002           December 31, 2001
                                -------------           -----------------
                              Gross                   Gross
                             Carrying   Accumulated   Carrying    Accumulated
                              Value     Amortization  Value       Amortization
                             --------   ------------  --------    ------------
Amortized intangible assets

   Purchased Software       $1,635,059   (847,622)    1,433,565     (764,137)
                            ----------   --------     ---------     --------

Intangible assets not subject to
 amortization

  Goodwill                  $2,009,664 (1,520,322)    1,936,027   (1,518,134)
                            ----------  ---------     ---------    ---------

     Amortization expense related to intangible assets totaled $83,485 and $62,840 during the six months ended June 30, 2002 and 2001, respectively. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2002 is as follows:

         Remainder of 2002                        $   90,000
         2003                                        180,000
         2004                                        180,000
         2005                                        150,000
         2006                                        115,000
         2007                                         72,000
                                                    --------
         Total                                    $  787,000
                                                     -------

              UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Results of Operations
---------------------

     The Company derives its revenue from the licensing of its software packages, installation, training and custom modifications, maintenance agreements and equipment sales and commissions. Results of operations for the three month period ended June 30, 2002 include revenues of $816,110 and net income of $105,621 as compared to revenues of $821,914 and net income of $188,189 for the same period in 2001. Results of operations for the six month period ended June 30, 2002 include revenues of $1,692,340 and net income of $281,502 as compared to revenues of $1,452,668 and net income of $271,892 for the same period in 2001.

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

Three Month Period Ended June 30, 2002 and 2001
-----------------------------------------------

     The Company's total revenue of $816,110 during the first quarter of 2002 was slightly less than the $821,914 reported during the first quarter in 2001. Software license fees increased 55% from $113,073 in 2001 to $175,036 in 2002. This increase was primarily a result of increased licensing of the Company's asystTM products. Installation and training decreased 46% from $170,876 in 2001 to $93,088 in 2002. This decrease related to services provided to the Company's Canadian customers related to regulatory changes in 2001 and comparable services were not required in 2002. Maintenance revenue increased 3% during 2002, due primarily to an increase in revenue from the Company's asystTM customers.

     Total costs and expenses increased 12% from $642,332 in 2001 to $717,545 in 2002. Salary expense increased 16% from $361,976 in 2001 to $420,492 in 2002, due in part, from the addition of employees in sales and marketing. Other general, administrative and selling expenses increased 11% in 2002 as compared to 2001 as a result of increased costs related to acquisitions. Depreciation and amortization expense decreased 32% resulting form the implementation of SFAS No. 141 that makes goodwill and intangible assets with indefinite lives no longer be subject to amortization.

Six Month Period Ended June 30, 2002 and 2001
---------------------------------------------

     The Company's total revenue increased 16% to $1,692,340 during the first six months of 2002 as compared to $1,452,668 during the same period in 2001. Software license fees increased 116% from $152,127 in 2001 to $327,886 in 2002. This increase was primarily a result of increased licensing of the Company's asystTM products. Installation and training decreased 32% from $272,417 in 2001 to $236,203.in 2002. This decrease was due, in part, to services provided to the Company's Canadian customers related to regulatory changes in 2001 and comparable services were not required in 2002. Maintenance revenue increased 7% during 2002, due to an increase in revenue from the Company's asystTM and MAS TM customers. Equipment and supplies sales increased from $97,155 in 2001 to $136,958 due, in part, to an increase in sales of equipment sold in conjunction with its software products.

     Total  costs  and  expenses  increased  19%  from  $1,199,119  in  2001  to
$1,424,138 in 2002. Salary expense increased 19% from $689,719 in 2001 to $823,394 in 2002, due in part, from the addition of employees in sales and marketing and additional employees resulting from acquisitions made by the Company. Other general, administrative and selling expenses increased 18% in 2002 as compared to 2001 as a result of increased costs related to acquisitions. Depreciation and amortization expense decreased 26% resulting form the implementation of SFAS No. 141 that makes goodwill and intangible assets with indefinite lives no longer be subject to amortization. Cost of equipment and supplies sold increased as a result of higher volume of sales.

Liquidity and Capital Resources
-------------------------------

     The Company had net cash provided from operating activities of $390,919 during the six months ended June 30, 2002, as compared to net cash provided by operations of $403,459 for the same period in 2001. Cash provided from operating activities in 2002 was primarily a result of income from operations during 2002 and an increase in the collection of outstanding accounts receivable. Net cash of $27,253 was utilized in 2002 for capital acquisitions and $213,886 was utilized for the acquisition of businesses.

     Management believes that its ability to generate positive cash flows from operations, in addition to its existing cash balances, will be adequate to meet its working capital requirements in the near future.

     The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of June 30, 2002, dividends were in arrears on the Series B preferred stock in the amount of $481,155 and on Series E preferred stock in the amount of $232,150.
Forward-Looking Statements

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

Item 2.  Change In Securities

         Not Applicable


Item 3.  Defaults Upon Senior Securities

     The company is in arrears in the payment of dividends to holders of its Series B and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 2002, are entitled to the payment of approximately $481,155 in dividends, which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 2002, are entitled to the payment of approximately $232,150 in dividends, which are currently in arrears.

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 12, 2002, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders approved the following items:

         The following persons were elected as Directors of the Company:

                  Thomas E. Gibbs
                  Randall L. McGee
                  Earl H. Cohen
                  Scott Burri

     The accounting firm of Grant Thornton LLP was selected as independent accountants for the Company.

     At the meeting, the shareholders did not approve the following item:

         United Systems Technology, Inc. 2002 Stock Option Plan

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits - 99.1  Principal Executive Officer Certification
                    99.2  Principal Financial and Accounting Officer
                           Certification

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  United Systems Technology, Inc.


Date:  August 14, 2002            By: /s/  Thomas E. Gibbs
                                      --------------------
                                     Thomas E. Gibbs, President
                                      and Chairman of the Board
                                     (Principal Executive Officer)



Date:  August 14, 2002            By: /s/  Randall L. McGee
                                      ---------------------
                                     Randall L. McGee, Secretary
                                      and Treasurer (Principal
                                      Financial and Accounting Officer)

                                  Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the Quarterly Report of United Systems Technology, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 (the "Report"). I, Thomas E. Gibbs, Principal Executive Officer of the Company, hereby certify that, to the best of my knowledge:

    1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    2. The information contained in the Report fairly presents, in all material respect, the financial condition and results of the operations of the Company.



Date:  August 14, 2002            By: /s/  Thomas E. Gibbs
                                      --------------------
                                     Thomas E. Gibbs, President
                                      and Chairman of the Board
                                     (Principal Executive Officer)

                                  Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the Quarterly Report of United Systems Technology, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 (the "Report"). I, Randall L. McGee, Principal Financial and Accounting Officer of the Company, hereby certify that, to the best of my knowledge:

    1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    2. The information contained in the Report fairly presents, in all material respect, the financial condition and results of the operations of the Company.



Date:  August 14, 2002            By: /s/  Randall L. McGee
                                      ---------------------
                                     Randall L. McGee, Secretary
                                      and Treasurer (Principal
                                      Financial and Accounting Officer)