Form 10QSB
period 2002-09-30
UNITED SYSTEMS TECHNOLOGY INC
filed 2002-11-14
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           --------------------------

For the Quarter Ended:                           Commission File Number
  September 30, 2002                                   0 - 9574

                           --------------------------


                         UNITED SYSTEMS TECHNOLOGY, INC.

        Iowa                                          42-1102759
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

                          Yes __X__        No ______



     As of September 30, 2002 there were 56,178,663 shares of the registrant's Common Stock, par value $0.10 per share, outstanding.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB



PART I - FINANCIAL INFORMATION (UNAUDITED)                          PAGE

Item 1.   Consolidated Financial Statements

             Balance Sheets                                          3

             Statements of Income                                    4

             Statements of Cash Flows                                5

             Notes to Consolidated Financial Statements              6


Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                          10


Item 3.           Controls and Procedures                           12


PART II - OTHER INFORMATION                                         13



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

                 United Systems Technology, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                               September 30,
                                                  2002         December 31,
                                               (Unaudited)        2001
                                               ===========     ===========
Current Assets
 Cash and cash equivalents                     $ 1,565,346    $  1,383,173
 Trade accounts receivable, less
  allowance for doubtful accounts of
  $34,500 at September 30, 2002 and
  December 31, 2001                                511,656         850,189
                                                 ---------       ---------
    Total current assets                         2,077,002       2,233,362
                                                 ---------       ---------

Property and equipment, net                        127,515         115,989
Goodwill, net                                      483,660         417,893
Purchased software, net                            722,196         669,428
Deposits and other                                  13,682          31,411
                                                 ---------       ---------
                                                 1,347,053       1,234,721
                                                 ---------       ---------
    Total assets                               $ 3,424,055    $  3,468,083


Liabilities and Stockholders' Equity
Current Liabilities
 Notes payable - related party                $     10,416    $     10,416
 Trade accounts payable                             33,548          40,567
 Accrued payroll                                   247,730         191,230
 Accrued interest - related party                   20,002          19,359
 Other accrued expenses                             89,184         147,250
 Deferred revenue                                  957,974       1,445,720
                                                 ---------       ---------
    Total current liabilities                    1,358,854       1,854,542
                                                 ---------       ---------
    Total liabilities                            1,358,854       1,854,542
                                                 ---------       ---------

Commitments and contingencies                         -               -

Stockholders' Equity
 Preferred stock, convertible, voting,
  cumulative, par value $.10 per share;
  authorized 5,000,000 shares; issued and
  outstanding, 500,000 shares of Series B
  and 300,000 shares of Series E, aggregate
  liquidating preference of $800,000
  ($1.00 per share)                                 80,000          80,000
 Common stock, par value $.10 per share;
  authorized 100,000,000 shares; issued and
  outstanding 56,178,663 at September 30, 2002
  and December 31, 2000                          5,617,866       5,617,866
 Additional paid-in capital                      2,825,554       2,825,554
 Accumulated deficit                            (6,395,657)     (6,799,071)
 Currency translation adjustments                  (62,562)        (70,808)

                                                 ---------       ---------
                                                 2,065,201       1,653,541
Less stock purchase note receivable                   -             40,000
                                                 ---------       ---------
    Total stockholders' equity                   2,065,201       1,613,541
                                                 ---------       ---------

    Total liabilities and stockholders' equity $ 3,424,055    $  3,468,083
                                                 =========       =========


    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                     Three Months Ended      Nine Months Ended
                                         September 30,         September 30,
                                        2002      2001        2002      2001
                                        ====      ====        ====      ====
Revenue
 Software packages                 $ 225,543  $ 131,467  $  553,429 $ 283,593
 Installation, training and
  customer support                    73,106    117,418     309,310   389,835
 Maintenance                         542,903    481,146   1,533,226 1,403,250
 Equipment and supplies sales         70,145     66,949     207,103   164,104
 Other                                 8,594        175       9,564     9,040
                                   ---------  ---------   --------- ---------
                                     920,291    797,155   2,612,632 2,249,822
                                   ---------  ---------   --------- ---------
Costs and expenses
 Salaries                            480,878    374,340   1,286,877 1,056,241
 Other general, administrative
  and selling expense                178,709    174,077     580,784   509,880
 Depreciation and amortization        57,387     72,052     153,310   201,866
 Commissions                          52,894      8,286      94,395    11,090
-Cost of equipment and supplies sold  37,395     36,395     113,036    85,193
                                   ---------  ---------   --------- ---------
                                     807,263    665,150   2,228,402 1,864,270
                                   ---------  ---------   --------- ---------
Income from operations               113,028    132,005     384,230   385,552
                                   ---------  ---------   --------- ---------

Nonoperating income (expense)
 Interest expense                       (217)      (217)       (643)     (730)
 Interest income                       6,100      8,020      19,826    26,877
                                   ---------  ---------   --------- ---------
                                       5,883      7,803      19,183    26,147
                                   ---------  ---------   --------- ---------

Income before extraordinary item     118,911    139,808     403,413   411,699
                                   ---------  ---------   --------- ---------
Extraordinary gain on settlement
 of debt                                -         3,716        -        3,716
                                   ---------  ---------   --------- ---------

Net income                           118,911    143,524     403,413   415,415

Preferred stock dividend
requirements                         (14,112)   (14,078)    (41,883)  (41,771)
                                   ---------  ---------   --------- ---------

Income available for common
 stockholders                      $ 104,799  $ 129,446  $  361,530 $ 373,644
                                   =========  =========   ========= =========

Basic and Diluted Earnings per Share
Net income per common share before
 extraordinary item               $     NIL  $     NIL  $      0.01 $    0.01
Extraordinary gain on settlement
 of debt                                NIL        NIL          NIL       NIL
                                   ---------  ---------   --------- ---------
Net income per common share after
 extraordinary item               $     NIL  $     NIL  $      0.01 $    0.01
                                   =========  =========   ========= =========

Weighted average number of common
 shares outstanding
      Basic                       56,178,663 56,178,663  56,178,663 56,178,663
                                  ========== ==========  ========== ==========
      Diluted                     59,900,092 57,878,663  61,278,399 58,897,881
                                  ========== ==========  ========== ==========

    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
           For the Nine Month Period Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                   2002           2001
                                               ===========     ===========
Cash flows in operating activities:
  Net income                                   $   403,413    $    415,415

 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                   153,310         201,866
   Recognition of deferred compensation
    costs on employee stock purchase                  -              9,000
   Extraordinary gain on settlement of debt           -             (3,716)

 Change in operating assets and liabilities:
   Accounts receivable                             378,374         227,027
   Deposits and other                               17,729         (62,969)
   Accounts payable                                (12,418)          8,273
   Accrued expenses                                (29,419)         14,003
   Deferred revenue                               (522,738)       (545,871)
                                                 ---------       ---------
                                                   (15,162)       (152,387)
                                                 ---------       ---------
Net cash provided by operating activities      $   388,251    $    263,028
                                                 ---------       ---------

Cash flows from investing activities:
 Property and equipment additions                  (36,687)        (26,173)
 Acquisition of businesses                        (213,886)       (132,065)
                                                 ---------       ---------
Net cash used in investing activities             (250,573)       (158,238)
                                                 ---------       ---------
Cash flows from financing activities:
 Notes payable payment received                     40,000           -
 Payments of notes payable                            -            (2,083)
                                                 ---------       ---------
Net cash provided by (used in) financing
 activities                                         40,000         (2,083)
                                                 ---------       ---------

Effect of exchange rate on cash                      4,495          8,189
                                                 ---------       ---------

Increase in cash and cash equivalents              182,173        110,896
Cash and cash equivalents, beginning of period   1,383,173        814,240
                                                 ---------       ---------

Cash and cash equivalents, end of period       $ 1,565,346    $   925,136
                                                 =========       =========

    The accompanying notes are an integral part of the financial statements.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation:

     In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. ("USTI") as of September 30, 2002 and December 31, 2001 and the results of operations and cash flows of USTI for the nine months ended September 30, 2002 and 2001. The consolidated results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.


Note 2.  Preferred Stock:

     The Company is in arrears in the payment of dividends to holders of its Series B and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 2002, are entitled to the payment of approximately $489,975 in dividends, which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 2002, are entitled to the payment of approximately $237,445 in dividends, which are currently in arrears.


Note 3.  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                 Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                                  2002       2001            2002        2001
                                  ----       ----            ----        ----
 Income allocable to
  common stockholders          $ 118,911   $ 143,524      $ 403,413   $ 415,415
                                 -------     -------        -------     -------
 Weighted average
  shares outstanding - basic  56,178,663  56,178,663     56,178,663  56,178,663
 Effect of dilutive stock
  options and warrants         3,721,429   1,700,000      5,099,736   2,719,218
                              ----------  ----------     ----------  ----------
 Weighted average shares
  outstanding - diluted       59,900,092  57,878,663     61,278,399  58,897,881
                              ----------  ----------     ----------  ----------
 Income per common
  share - basic                $   NIL    $   NIL         $   .01     $   .01
 Income per common                 ---        ---             ---         ---
  share - diluted              $   NIL    $   NIL         $   .01     $   .01
                                   ---        ---             ---         ---

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


     In 2002 and 2001, the assumed conversion of the Company's convertible preferred stock was excluded from the computation of diluted earnings per share because its effect would be antidilutive. In 2002 and 2001, warrants to purchase 75,000 shares of the Company's common stock were excluded from the computation of diluted earnings per share because the effect would be antidilutive.


Note 4.  Acquisition of Assets:

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

     The following unaudited proforma information presents the results of operations of the Company as if the acquisitions had taken place in the beginning of the nine month period ended September 30, 2002 presented (in thousands, except per share data):

                                 Three Months Ended    Nine Months Ended
                                    September 30,       September 30,
                                 2002         2001     2002         2001
                                 ----         ----     ----         ----
         Revenues               $ 920        $ 885    $ 2,841     $ 2,425
         Net income             $ 119        $ 135    $   415     $   399

         Net income per
          common share          $ NIL        $ NIL    $   .01     $   .01


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

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 5.  Comprehensive Income:

         Comprehensive income is as follows:

                                 Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                                  2002       2001            2002        2001
                                  ----       ----            ----        ----

         Net income             $118,911   $143,524       $403,413    $415,415
         Currency translation
             adjustments           2,312     (3,763)         8,246      (8,819)
                                 -------    -------        -------     -------

         Comprehensive income   $121,223   $139,761       $411,659    $407,226
                                 =======    =======        =======     =======


Note 6.  Intangible Assets

     The following table sets forth the net income and related per share amounts as if SFAS 142 had been adopted for the periods ended September 30, 2001 in thousands (except per share data):

                                                Three            Nine
                                                Months          Months
                                                ------          ------
      Reported net income                       $ 144            $ 415
      Add back goodwill amortization               23               71
                                                 ----             ----
        Adjusted net income                     $ 167            $ 486


      Basic and diluted net income per share    $ NIL            $ NIL
        Goodwill amortization                     NIL              NIL
                                                 ----             ----
      Adjusted net income per share
        Basic and diluted                       $ NIL            $ NIL
                                                 ----             ----

Intangible assets consist of the following:

                                 September 30, 2002       December 31, 2001
                                 ------------------       -----------------
                                Gross                    Gross
                               Carrying   Accumulated   Carrying   Accumulated
                                Value     Amortization   Value     Amortization
                              ---------   ------------  --------   ------------
Amortized intangible assets

   Purchased Software        $1,605,921     (883,725)  1,433,565     (764,137)

Intangible assets not
 subject to amortization

   Goodwill                  $2,002,152   (1,518,492)  1,936,027   (1,518,134)

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


     Amortization expense related to intangible assets totaled $119,940 and $166,450 during the nine months ended September 30, 2002 and 2001, respectively. The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2002 is as follows:

         Remainder of 2002      $  45,000
         2003                     180,000
         2004                     180,000
         2005                     150,000
         2006                     115,000
         2007                      72,000
                                  -------
         Total                  $ 742,000
                                  =======

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Results of Operations
---------------------

     The Company derives its revenue from the licensing of its software packages, installation, training and custom modifications, maintenance agreements and equipment sales and commissions. Results of operations for the three month period ended September 30, 2002 include revenues of $920,291 and net income of $118,911 as compared to revenues of $797,155 and net income of $143,524 for the same period in 2001. Results of operations for the nine month period ended September 30, 2002 include revenues of $2,612,632 and net income of $403,413 as compared to revenues of $2,249,822 and net income of $415,415 for the same period in 2001.

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

Three Month Period Ended September 30, 2002 and 2001
----------------------------------------------------

     The Company's total revenue increased 15% from $797,155 during the third quarter in 2001 to $920,291 in 2002. Software license fees increased from $131,467 in 2001 to $225,543 in 2002 due to an increase in sales of its asystTM products during the quarter. Installation and training decreased to $73,106 in 2002 from $117,418 in 2001 due, in part, to a decline in services provided to the Company's existing customers in 2002. Maintenance revenue increased from $481,146 in 2001 to $542,903 during 2002, due to an increase in revenue from new customers added and to the Shamrock customers acquired by the Company in 2002. Equipment and supplies sales increased from $66,949 in 2001 to $70,145 in 2002 as a result of increased sales of computer equipment during the period.

     Total costs and expenses increased 21% from $665,150 in 2001 to $807,263 in 2002. Salary expense increased from $374,340 in 2001 to $480,878 in 2002, due in part, from the addition of employees related to recent acquisitions and increased incentives resulting from improved results of operations. Other general, administrative and selling expenses increased from $174,077 in 2001 to $178,709 in 2002 as a result of increased costs related to acquisitions in 2002. Depreciation and amortization expense decreased from $72,052 in 2001 to $57,387 in 2002 resulting from the implementation of SFAS No. 141 that makes goodwill and intangible assets with indefinite lives no longer be subject to amortization. Commission expense increased from $8,286 in 2001 to $52,894 in 2002 due to the addition of sales staff in 2002 and to a higher volume of sales in the period.


Nine Month Period Ended September 30, 2002 and 2001
---------------------------------------------------

     The Company's total revenue increased 16% from $2,249,822 during the first nine months of 2001 to $2,612,632 during the same period in 2002. Software license fees increased from $283,593 in 2001 to $553,429 in 2002 due to an increase in sales of its asystTM products during the period. Installation and training decreased from $389,835 in 2001 to $309,310 in 2002 due, in a significant part, to a decrease in services provided the Company's Canadian customers related to regulatory changes in 2001. Maintenance revenue increased from $1,403,250 in 2001 to $1,533,226 during 2002, due to an increase in revenue from new customers and to the Shamrock and MAS customers acquired by the Company. Equipment and supplies sales increased from $164,104 in 2001 to $207,103 during 2002, due to an increased in sales of computer equipment during the period.

     Total costs and expenses increased 20% from $1,864,270 in 2001 to $2,228,402 in 2002. Salary expense increased from $1,056,241 in 2001 to $1,286,877 in 2002, due in part, from the addition of employees related to recent acquisitions and increased incentives resulting from improved results of operations. Other general, administrative and selling expenses increased from $509,880 in 2001 to $580,784 in 2002 as a result of increased costs related to acquisitions. Depreciation and amortization expense decreased from $201,866 in 2001 to $153,310 in 2002 resulting form the implementation of SFAS No. 141 that makes goodwill and intangible assets with indefinite lives no longer be subject to amortization. Cost of equipment and supplies increased from $85,193 in 2001 to $113,036 in 2002 due to an increase in sales of computer equipment during the period.

Liquidity and Capital Resources
-------------------------------

     The Company had net cash provided from operating activities of $388,251 during the nine months ended September 30, 2002, as compared to net cash provided from operations of $263,028 for the same period in 2001. This increase in cash provided in 2002 was due, in part, to maintaining improved results of operations during the first nine months of 2002 and an increase in the collection of outstanding accounts receivable. Net cash of $213,886 was utilized in 2002 for the acquisition of Shamrock. Cash of $36,687 was utilized for the purchase of equipment.

     Management believes that its ability to generate positive cash flows from operations, in addition to its existing cash balances, will be adequate to meet its working capital requirements in the near future.

     The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of September 30, 2002, dividends were in arrears on the Series B preferred stock in the amount of $489,975 and on Series E preferred stock in the amount of $237,445.

Forward-Looking Statements
--------------------------

     This report contains forward-looking statements, other than historical facts, which reflect the view of Company's management with respect to future events. Such forward-looking statements are based on assumptions made by and information currently available to the Company's management. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include, without limitation, the ability of the Company: i) to generate levels of revenue and adequate cash flows from its operations to support and maintain its current cost structure and ii) to develop and deliver products that are competitive, accepted by its markets and are not rendered obsolete by changing technology. The forward-looking statements contained herein reflect the current views of the Company's management with respect to future events and are subject to these factors and other risks, uncertainties and assumptions relating to the operations, results of operations and financial position of the Company. The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

Item 3. Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. The Company has not made any significant changes to its disclosure controls and procedures or in other factors that could significantly affect its disclosure controls and procedures subsequent to the date of the evaluation described above.

Part II - Other Information

Item 1.  Legal Proceedings

     The Company is a defendant in various legal actions, which arose out of the normal course of business. In the opinion of management, none of these actions are expected to have a material effect on the consolidated results of operations or financial position of the Company.

Item 2.  Change In Securities

         Not Applicable

Item 3.  Defaults Upon Senior Securities

     The Company is in arrears in the payment of dividends to holders of its Series B and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 2002, are entitled to the payment of approximately $489,975 in dividends, which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 2001, are entitled to the payment of approximately $237,445 in dividends, which are currently in arrears.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits 99.1 Principal Executive Officer Certification
                  99.2 Principal Financial and Accounting Officer Certification

    (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  United Systems Technology, Inc.


Date:  November 14, 2002            By: /s/  Thomas E. Gibbs
                                        --------------------
                                       Thomas E. Gibbs, President
                                        and Chairman of the Board
                                       (Principal Executive Officer)



Date:  November 14, 2002            By: /s/  Randall L. McGee
                                        ---------------------
                                       Randall L. McGee, Secretary
                                        and Treasurer (Principal
                                        Financial and Accounting Officer)

                                 Certifications

I, Thomas E. Gibbs, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of United Systems Technology, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002            By: /s/  Thomas E. Gibbs
                                        --------------------
                                       Thomas E. Gibbs, President
                                        and Chief Executive Officer

I, Randall L. McGee, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of United Systems Technology, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002            By: /s/  Randall L. McGee
                                        ---------------------
                                       Randall L. McGee,
                                       Vice President and
                                        Chief Financial Officer

                                  Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the Quarterly Report of United Systems Technology, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the "Report"). I, Thomas E. Gibbs, Principal Executive Officer of the Company, hereby certify that, to the best of my knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     2. The information contained in the Report fairly presents, in all material respect, the financial condition and results of the operations of the Company.



Date:  November 14, 2002            By: /s/  Thomas E. Gibbs
                                        --------------------
                                       Thomas E. Gibbs, President
                                        and Chairman of the Board
                                       (Principal Executive Officer)

                                  Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the Quarterly Report of United Systems Technology, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the "Report"). I, Randall L. McGee, Principal Financial and Accounting Officer of the Company, hereby certify that, to the best of my knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     2. The information contained in the Report fairly presents, in all material respect, the financial condition and results of the operations of the Company.
'


Date:  November 14, 2002            By: /s/  Randall L. McGee
                                        ---------------------
                                       Randall L. McGee, Secretary
                                        and Treasurer (Principal
                                        Financial and Accounting Officer)