Form 10KSB
period 2002-12-31
UNITED SYSTEMS TECHNOLOGY INC
filed 2003-03-27
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                              --------------------

 For the Fiscal Year Ended:                       Commission File Number
    December 31, 2002                                     0-9574

                              --------------------

                         UNITED SYSTEMS TECHNOLOGY, INC.

        Iowa                                       42-1102759
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

     Registrant's revenues for its fiscal year ended December 31, 2002 were $3,618,907.

     As of March 10, 2003 the aggregate market value of voting stock held by non-affiliates of the Registrant was $2,320,155.

     As of March 10, 2003, there were 56,178,663 shares of the Registrant's Common Stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement relating to its 2003 annual meeting of shareholders is incorporated by reference into Part III of this Form 10-KSB.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the proxy statement incorporated by reference into Part III of the Form 10-KSB or any amendment hereto. X

                                     PART I

ITEM 1.  BUSINESS

General Development of Business

     United Systems Technology, Inc. ("USTI"), was incorporated under the laws of the State of Iowa on June 5, 1978, and its wholly-owned subsidiary, United Systems Technology East, Inc. ("USTEI"), was incorporated under the U.S. laws of the State of Delaware on June 10, 1991, and its wholly owned Canadian subsidiary, USTI Canada, Inc., was registered under the laws of Canada on June 23, 2000 (USTI, USTEI and USTI Canada collectively, are referred to herein as the "Company"). The Company is engaged in the business of developing, supporting and marketing computer software products to county and local government entities. The software applications of the Company operate on IBM mid-range computers, and on various network computer systems both in DOS and Windows environments. The products are offered to customers in four product application groups. These product application groups, consisting of over 30 separate software titles, are Financial, Public Works, General Administration and Public Safety.

     In June of 2002, the Company acquired substantially all of the assets of Shamrock Systems, whose business is to provide application software to Distributors, Power Equipment Dealers and Powersports Dealers. USTI is in the process of adapting certain asyst(R) products and developing others to offer to these markets through it's wholly owned subsidiary, Shamrock Systems.

Narrative Description of Business

Products

     The software applications offered by the Company consist of a comprehensive line of management information systems, which were developed to specifically meet the unique requirements of local governmental entities and the power sports industry. The software applications of the Company are offered through its LegacyTM, QuestTM , asyst(R), CPSTM, Auto AdminTM , MASTM and ShamrockTM product lines. The LegacyTM product line operates on the IBM AS/400 mid-range computer system. The QuestTM product line operates in a single user or small network PC DOS environment. The asyst(R) product line operates in a single user or network Windows environment. The CPSTM, MASTM and ShamrockTM product lines operate in UNIX environments. The Auto AdminTM product line operates in a PC DOS or single user or network Windows environment. An initial software sale typically averages between $1,500 and $40,000. The cost of the related hardware varies depending on the type of machine purchased as well as the amount of memorY capacity, peripheral equipment and optional features obtained on the machine.

     The Company markets its software packages in the following four product application groups.

    Financial Systems

     This group includes software modules in the areas of general ledger and budgetary accounting, budget preparation, accounts payable, payroll, accounts receivable, centralized cash receipts, purchase orders, fixed assets and comprehensive financial report writer. In addition, the power sports software includes the software modules in the areas of point of sale, inventory, repair orders, finance and insurance and fiche interface.

    Public Works

     This group includes software modules in the areas of utility billing and collections, hand held meter reading and bank drafting.

    General Administration

     This group includes software modules in the areas of building permits, animal licenses, business licenses, code enforcement and property tax billing.

    Public Safety

     This  group  includes  software  modules  in the  areas of  computer  aided
dispatch,  law  enforcement  records  management,   jail  management  and  court
administration.

     The Company has completed the development of several new software products, which potentially enhance the competitiveness of its comprehensive software offering. These products are marketed under the asyst(R) brand name, were developed as Windows applications to "look and work like Microsoft Office", and include a Fund Accounting product line, a Utility Billing product line, a General Government product line and a Public Safety product line. The Fund Accounting product line includes General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts, Payroll and Fixed Assets modules. The Utility Billing product line includes Utility Billing, Service Orders, Meter Reader Interface, Bank Drafts and Budget Billing modules. The General Government product line includes Master and Land Directories, Business and Animal Licenses, Code Enforcement, Building Permits and Property Tax modules. The Public Safety product line includes Master Name Index, Calls for Service, Offense Reports, Citations, State Interface, Computer Aided Dispatch, Jail Management, Alarm Billing and UCR Reports modules. The Company is currently developing additional modules for its asyst(R) product line to add to its existing asyst(R) offerings including an asyst(R) for Powersports product line.

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

     For the year ended December 31, 2002, the Company generated approximately 22% of its revenue from the sale of software, 12% from installation, training and customer support, 58% from software maintenance, and 8% from equipment and supplies sales.

Marketing

     The Company markets its products on a nationwide basis in the United States and Canada. Marketing is conducted through its full-time sales staff in Dallas, Texas as well as through the Company's full-time sales representatives located in Minneapolis, Minnesota, Lexington, Kentucky, New Bern, North Carolina, Memphis, Tennessee and London, Ontario.

     The Company's customers are primarily municipal governments with populations between 1,000 and 100,000, county governments, police departments, municipal court systems and power sports dealerships. The Company currently has over 2,100 customer installations in North America. USTI proposes to sell computer equipment when selling its software, but the customer may obtain their computer equipment from a hardware manufacturer or dealer and then purchase one or more software modules from the Company.

     The typical purchaser's representative is a City Manager, Administrative Manager, Controller, Director of Finance or Dealership owner. Customer leads are established from customer referrals, direct mail campaigns and attendance at national and regional trade shows. In addition, the names and addresses of target city governments are readily available from directory sources. The Company also holds annual users' meetings in Dallas, Texas and Waterloo, Ontario. The two-day meetings are typically attended by approximately 100 current and prospective users. In the past, new business has been generated from current customers who have upgraded systems by purchasing new modules.

     Approximately 25% of the Company's customers are located in Texas and Minnesota, and the remaining customers are located in various states and provinces in the Untied States and Canada.

Competition

     The Company is aware of sizable, nationally prominent competitors, which market products that are similar to those of the Company. Numerous other competitors are small, local vendors who often do not market standard application packages. Management believes that the comprehensive nature of its product offering, including the uniqueness of the asyst(R) product line, has a positive impact on its competitive status.

Employees

     The Company presently has 36 full-time employees, including its executive officers. In addition, from time to time, the Company engages the services of consultants and part-time employees.

Research and Development

     During 2002 and 2001, the Company incurred approximately $100,000 each year in research and development costs related to the development of its asyst(R) product line.

Patents, Copyrights, Trademarks and Royalties

     The Company does not believe its products are patentable, and, to date, has not registered any copyright with respect to its products. The Company has federally registered trademarks for its asyst(R) and jUSTInter.net(R) products. The Company believes all of its products are of a proprietary nature and the Company's licensing arrangements prohibit disclosure of the program by the customer. However, there can be no assurance that the Company's software is incapable of being duplicated or the Company will be successful in discovering or preventing any such duplication.

ITEM 2.  PROPERTIES

     The Company leases its 5,033 square foot facility at 1850 Crown Road, Suite 1109, Dallas, Texas, 75234. The lease for this facility was entered into on August 1, 2000 for a sixty-month lease term commencing on August 1, 2000 and expiring on September 30, 2005. USTI Canada, Inc. leases a 1,220 square foot facility at 650 Colborne Street, Suite 7, London, ON, N6A 5A1 from a related party, 650 Colborne Partners. This partnership includes members of management and the Board of the Company. The lease for this facility was entered into on January 1, 2003 for a twenty-four month lease term commencing on January 1, 2003 and expiring on December 31, 2004.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in various legal actions, which arise out of the normal course of its business. In the opinion of management, none of these actions are expected to have a material effect on the consolidated results of operations or financial position of the Company.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is traded over-the-counter on the National Association of Securities Dealers, Inc. Over-The-Counter Bulletin Board System. The quotations shown below represent prices among the dealers and do not include retail mark-ups, mark-downs, or commissions, and do not necessarily represent actual transactions.

                                      High                  Low
   Quarter Ended                    Bid Price            Bid Price

   March 31, 2001                     $0.15                $0.05
   June 30, 2001                      $0.10                $0.05
   September 30, 2001                 $0.10                $0.04
   December 31, 2001                  $0.11                $0.05
   March 31, 2002                     $0.12                $0.08
   June 30, 2002                      $0.10                $0.07
   September 30, 2002                 $0.10                $0.05
   December 31, 2002                  $0.08                $0.05


     As of March 10, 2003, the Company had 446 shareholders of record and its common stock had a closing bid price of $.05 per share and a closing asked price of $.06 per share.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company derives its revenue from the licensing of its software packages, installation, training and customer modifications, maintenance agreements and sale of equipment and supplies. Results of operations for 2002 include revenues of $3,618,907 resulting in net income before extraordinary item of $535,669 as compared to revenues of $3,014,631 and net income before extraordinary item of $515,675 in 2001.

     The Company has completed the development of several new software products, which enhances the competitiveness of its comprehensive software offering. These products are marketed under the asyst(R) brand name, were developed as Windows applications to "look and work like Microsoft Office", and include a Fund Accounting product line, a Utility Billing product line, a General Government product line and a Public Safety product line. The Fund Accounting product line includes General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts, Payroll and Fixed Assets modules. The Utility Billing product line includes Utility Billing, Service Orders, Meter Reader Interface, Bank Drafts and Budget Billing modules. The General Government product line includes Master and Land Directories, Business and Animal Licenses, Code Enforcement, Building Permits and Property Tax modules. The Public Safety product line includes Master Name Index, Calls for Service, Offense Reports, Citations, State Interface, Computer Aided Dispatch, Jail Management, Alarm Billing and UCR Reports modules. The Company is currently developing additional modules for its asyst(R) product line to add to its existing asyst(R) offerings including an asyst(R) for Powersports product line.

The asyst(R) for Powersports product line will include the core asyst(R) accounting modules include the core asyst(R) accounting modules and will have the additional functionality of point of sale, inventory, repair orders, finance and insurance and fiche interface.

     The Company believes its asyst(R) product line will continue to offer its current and prospective customers an attractive software solution, both from a financial and functionality standpoint and follows the trend of clients moving to Windows based PC networks. This trend resulted in an increase in the volume of licensing activity to new customers of the Company's asyst(R) products during 2002.

     The following table sets forth, for the period indicated, the relative percentage which certain items in the Consolidated Statements of Income of the Company bear as a percent of total revenues and the percentage change in those items from period to period.


                                           Percentage of Revenues
                                           Year Ended December 31,
                                           -----------------------
                                             2002         2001
                                             ----         ----
Revenue
     Software Packages                        22%          13%
     Installation, training and
      customer support                        12%          15%
     Maintenance                              58%          64%
     Equipment and other                       8%           8%
                                             ----         ----
                                             100%         100%

Costs and expenses
     Salaries                                 51%          48%
     Other general administrative
      and selling expense                     20%          22%
     Depreciation and amortization             6%           9%
     Commissions                               4%           1%
     Cost of equipment sold                    5%           4%
                                             ----         ----

     Total costs and expenses                 86%          84%

     Operating income                         14%          16%

     Non-operating income, net                 1%           1%

     Net income                               15%          17%


2002 vs 2001

     The Company's total revenue increased 20% for the year ended December 31, 2002 from $3,014,631 in 2001 to $3,618,907 in 2002. Software license fees increased 97% from $403,280 in 2001 to $792,563 in 2002 due, in part, to an increase in the licensing of the Company's asyst(R) products during 2002. Installation, training and customer support revenue, which does not necessarily change in correlation with the licensing of the Company's software products, decreased 7% from $456,636 in 2001 to $426,423 in 2002. This decrease was due, in part, to a reduction in services provided the Company's Canadian customers during 2002. In 2001, the Company provided services related to regulatory changes that were implemented during that period. Maintenance revenue increased 10% from $1,898,517 in 2001 to $2,086,505 in 2002, due to an increase in revenue from the asyst(R) products and from the Shamrock customers acquired by the Company. Equipment sales and supplies increased 22% from $228,408 in 2001 to $305,310 in 2002 as a result of an increase in the volume of computer equipment sold in conjunction with its software products.

     Total costs and expenses increased 23% for the period ended December 31, 2002 from $2,533,929 in 2001 to $3,110,304 in 2002. Salary expense increased 28%
from $1,437,828 in 2001 to $1,839,074 in 2002 due, in part, from the addition of employees related to recent acquisitions and increased incentives resulting from improved results of operations. Other general, administrative and selling expenses increased 10% from $576,022 in 2001 to $645,407 in 2002 as a result of increased operating expenses, primarily as a result of the 2002 acquisition and the 2001 acquisitions being included in the financial statements for the entire year. Depreciation and amortization expense decreased 23% from $273,038 in 2001 to $210,555 in 2002 resulting from the implementation of SFAS No. 141 that makes goodwill and intangible assets with indefinite lives no longer subject to amortization. Commission expenses increased from $31,560 in 2001 to $155,308 in 2002 due to the addition of sales staff in 2002 and to a higher volume of sales in 2002. Cost of equipment sold increased 36% from $122,094 in 2001 to $165,870 in 2002 as a result of increased sales of computer equipment in 2002.

Liquidity and Capital Resources

     The Company had net cash provided by operating activities of $658,465 during 2002 as compared to $784,708 provided in 2001. Cash provided from operations in 2002 was due, in part, to income generated from operations during 2002. Net cash of $56,954 was utilized in 2002 for the purchase of equipment necessary for the sales, development and support of its products and $215,886 was utilized for the acquisition of businesses.

     Management believes that the ability to generate positive cash flows from operations, in addition to its existing cash balances will be adequate to meet its working capital requirements in the near future.

     The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of December 31, 2002, dividends were in arrears on the Series B preferred stock in the amount of $498,800 and on Series E preferred stock in the amount of $242,735. The Company does not intend to pay dividends in the foreseeable future.

Contractual Obligations

     The following table sets forth our contractual obligations at December 31, 2002, for the periods shown:


   Contractual                     Within
   Obligations           Total     1 Year   2-3 Years   4-5 Years  Thereafter
   -----------           -----     ------   ---------   ---------  ---------
   Debt                $          $   -     $  -       $   -       $   -
   Operating leases     166,808    67,257    99,551        -           -
   Purchase commitments    -         -         -           -           -
                        -------   -------   -------    -------     -------
   Total contractual
    cash obligations   $166,808   $67,257   $99,551    $   -       $   -

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets, or SFAS 142, which clarifies the accounting for impairments to purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. We adopted SFAS 142 on January 1, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others," or FIN 45. FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material effect on our financial position, results of operations, or cash flows.

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

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                United Systems Technology, Inc. and Subsidiaries
                   Index to Consolidated Financial Statements



                                                                   Pages

Report of Independent Certified Public Accountants                  F-1

Consolidated Financial Statements

    Balance sheets as of December 31, 2002 and 2001                 F-2
    Statements of income for the years
     ended December 31, 2002 and 2001                               F-3
    Statements of stockholders' equity for the years
     ended December 31, 2002 and 2001                               F-4
    Statements of cash flows for the years
     ended December 31, 2002 and 2001                               F-5
    Notes to Consolidated Financial Statements                 F-6 to F-16

               Report of Independent Certified Public Accountants


Board of Directors and Stockholders
United Systems Technology, Inc.


     We have audited the accompanying consolidated balance sheets of United Systems Technology, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Systems Technology, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


     As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002.


/s/ GRANT THORNTON LLP

Dallas, Texas
March 24, 2003

                United Systems Technology, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                  December 31,

                                                  2002             2001
                                               ===========     ===========

     Assets
Current Assets
 Cash and cash equivalents                     $ 1,800,798    $  1,383,173
 Trade accounts receivable,
  less allowance for doubtful
  accounts of $34,500 in 2002 and 2001           1,118,885         850,189
                                                 ---------       ---------
    Total current assets                         2,919,683       2,233,362

Property and equipment at cost, net                150,049         115,989
Goodwill, net                                      483,842         417,893
Purchased software, net                            679,603         669,428
Deposits and other                                  16,121          31,411
                                                 ---------       ---------
                                                 1,329,615       1,234,721
                                                 ---------       ---------

    Total Assets                               $ 4,249,298    $  3,468,083
                                                 =========       =========

    Liabilities and Stockholders' Equity
Current Liabilities
 Notes payable - related party                 $      -       $     10,416
 Trade accounts payable                             60,732          40,567
 Accrued payroll                                   313,259         191,230
 Accrued interest - related party                     -             19,359
 Other accrued expenses                            157,936         147,250
 Deferred revenue                                1,511,637       1,445,720
                                                 ---------       ---------
    Total current liabilities                    2,043,564       1,854,542

Commitments and contingencies                         -               -

Stockholders' Equity
 Preferred stock, convertible, voting,
  cumulative, par value $.10 per share;
  authorized 5,000,000 shares; issued and
  outstanding, 500,000 shares of Series B,
  300,000 shares of Series E, aggregate
  liqudating preference of $800,000
  ($1.00 per share)in 2002 and 2001                 80,000          80,000
 Common stock, par value $.10 per share;
  authorized 100,000,000 shares; issued
  and outstanding 56,178,663 shares in
  2002 and 2001                                  5,617,866       5,617,866
 Additional paid-in capital                      2,825,554       2,825,554
 Accumulated deficit                            (6,243,257)     (6,799,071)
 Accumulated other comprehensive loss              (74,429)        (70,808)
                                                 ---------       ---------
                                                 2,205,734       1,653,541
Less stock purchase note receivable                   -             40,000
                                                 ---------       ---------
    Total stockholders' equity                   2,205,734       1,613,541
                                                 ---------       ---------

   Total liabilities and stockholders' equity  $ 4,249,298    $  3,468,083
                                                 =========       =========


    The accompanying notes are an integral part of the financial statements.

                United Systems Technology, Inc. and Subsidiaries
                        Consolidated Statements of Income
                        For The Years Ended December 31,

                                                  2002             2001
                                               ===========     ===========
Revenue
 Software packages                             $   792,563     $   403,280
 Installation, training and customer support       426,423         456,636
 Maintenance                                     2,086,505       1,898,517
 Equipment sales and supplies                      305,310         228,408
 Other                                               8,106          27,790
                                                 ---------       ---------
                                                 3,618,907       3,014,631
                                                 ---------       ---------
Costs and expenses
 Salaries                                        1,839,074       1,437,828
 Other general, administrative and
  selling expense                                  645,407         576,022
 Depreciation and amortization                     210,555         273,038
 Rent                                               94,090          93,387
 Commissions                                       155,308          31,560
 Cost of equipment and supplies sold               165,870         122,094
                                                 ---------       ---------
                                                 3,110,304       2,533,929
                                                 ---------       ---------
Operating income                                   508,603         480,702
                                                 ---------       ---------

Other (expense) income
 Interest expense                                     (786)           (844)
 Interest income                                    27,852          35,817
                                                 ---------       ---------
                                                    27,066          34,973
                                                 ---------       ---------

Income before extraordinary item                   535,669         515,675

Extraordinary gain on settlement of debt            20,145           3,716
                                                 ---------       ---------

Net income                                         555,814         519,391

Preferred stock dividend requirement               (56,000)        (56,000)
                                                 ---------       ---------
Income allocable to common shareholders        $   499,814     $   463,391
                                                 =========       =========

Basic and diluted income per common share
 before extraordinary item                     $      0.01     $      0.01
Extraordinary gain on settlement of debt               NIL             NIL
                                                 ---------       ---------
Basic and diluted income per common share
 after extraordinary item                      $      0.01     $      0.01
                                                 =========       =========

Weighted average number of common
 shares outstanding
      Basic                                     56,178,663      56,178,663
                                                ==========      ==========
      Diluted                                   60,495,875      58,771,420
                                                ==========      ==========


    The accompanying notes are an integral part of the financial statements.

                United Systems Technology, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                        For the Years Ended December 31,


                              Additional           Currency    Purchase
          Capital Stock Issued Paid-In    Accum   Translation    Note
         Preferred  Common     Capital   Deficit  Adjustments Receivable Total
         ---------  ------     -------   -------  ----------- ---------- -----
Balance,
January
 1, 2001  $80,000 $5,617,866 $2,816,554 $(7,318,462)$(4,480)$(40,000)$1,151,478
Deferred
compensation
expense                           9,000                                   9,000
Comprehesive
 income
 Net income                                 519,391                     519,391
 Currency
 translation
 adjustments                                        (66,328)            (66,328)
Total
 comprehensive                                                          -------
 income                                                                 453,063
           ------  ---------  ---------   ---------  -------  ------  ---------
Balance,
 December
 31, 2001  80,000  5,617,866  2,825,554  (6,799,071)(70,808) (40,000) 1,613,541

Note
 receivable
 paid                                                         40,000     40,000
Comprehesive
 income
 Net income                                 555,814                     555,814
 Currency
 translation
 adjustments                                         (3,621)             (3,621)
Total
 comprehensive                                                          -------
 income                                                                 552,193
Balance,
 December
 31, 2002 $80,000 $5,617,866 $2,825,554 $(6,243,257)$(74,429)$  -    $2,205,734
           ======  =========  =========   =========   ======  ======  =========

    The accompanying notes are an integral part of the financial statements.

                United Systems Technology, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                        For the Years Ended December 31,

                                                  2002             2001
                                               ===========     ===========

Cash flows in operating activities:
 Net income                                    $   555,814     $   519,391
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                   210,555         273,038
   Deferred compensation                              -              9,000
   Extraordinary gain on settlement of debt        (20,145)         (3,716)
  Changes in operating assets and
   liabilities, net of effect of acquisitions:
    Trade accounts receivable                     (214,043)       (220,911)
    Deposits and other                              15,877          13,640
    Trade accounts payable                          (2,729)         (4,179)
    Accrued expenses                               100,310          79,007
    Deferred revenue                                12,826         119,438
                                                 ---------       ---------
Net cash provided by operating activities          658,465         784,708
                                                 ---------       ---------
Cash flows from investing activities:
 Purchases of property and equipment               (56,954)        (35,784)
 Acquisitions of businesses                       (215,886)       (132,065)
                                                 ---------       ---------
Net cash used in investing activities             (272,840)       (167,849)
                                                 ---------       ---------
Cash flows from financing activities:
 Proceeds from payment of stock purchase
  notes receivable                                  40,000            -
 Repayment of notes payable                        (10,416)         (1,000)
                                                 ---------       ---------
Net cash provided by (used in)
 financing activities                               29,584          (1,000)
                                                 ---------       ---------

Effect of exchange rate changes on cash              2,416         (46,926)
                                                 ---------       ---------
Increase (decrease) in cash and cash
 equivalents                                       417,625         568,933
Cash and cash equivalents, beginning of year     1,383,173         814,240
                                                 ---------       ---------
Cash and cash equivalents, end of year         $ 1,800,798     $ 1,383,173
                                                 =========       =========

Supplemental disclosure of non-cash
 investing activities:

 Acquisition of businesses:
  Assets Acquired                              $   286,000     $   532,984
  Cash paid for acquisitions                      (215,886)       (132,065)
                                                 ---------       ---------
  Liabilities assumed                          $    70,114     $   400,919
                                                 =========       =========


    The accompanying notes are an integral part of the financial statements.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

1.  Summary of Significant Accounting Policies:

    Nature of Operations

     The Company operates in a single business segment, the business of developing, supporting and marketing computer software products to county and local government entities, distributors and power equipment and power sports dealers located throughout the United States and Canada.

    Principles of Consolidation

     The consolidated financial statements include the accounts of United Systems Technology, Inc. ("USTI") and its wholly-owned subsidiaries, United Systems Technology East, Inc. ("USTEI") and USTI Canada, Inc. All intercompany transactions and balances have been eliminated.

    Cash Equivalents

     The Company considers short-term investments purchased with an initial maturity of three months or less to be cash equivalents.

    Allowance for Doubtful Accounts and Concentration of Credit Risk

     The majority of the Company's accounts receivable are due from governmental entities. Credit is extended based on evaluation of the customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customers current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Credit losses have consistently been within management's expectations.

    Property and Equipment

     Property and equipment are recorded at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of such property and equipment, which range from three to five years. Gains and losses on the disposal of such assets are recognized as incurred.

    Goodwill and Purchased Software

     The Company adopted SFAS 142 "Goodwill and Other Intangible Assets" effective January 1, 2002 and has identified one operating unit. In accordance with SFAS 142, the Company discontinued recording goodwill amortization effective January 1, 2002. Purchased software is amortized on the straight-line method over 5 years.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

1.  Summary of Significant Accounting Policies (Cont'd.):


    Revenue Recognition and Deferred Revenue

     The Company recognizes software revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Under these guidelines, the Company recognizes revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable and payment is reasonably assured. Revenue from installation, training and customer support is deferred and recognized in the period in which the services are provided. Revenue from contracts to maintain computer software products is deferred and recognized over the term of the contracts.

    Impairment of Long-Lived Assets

     The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impairment is recognized when the carrying amounts of such assets cannot be recovered by the undiscounted net cash flows they will generate.

    Earnings Per Common Share

     Basic earnings per common share is computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share takes into consideration the potentially dilutive effect of common stock equivalents, such as outstanding stock options and warrants, which if exercised or converted into common stock would then share in the earnings of the Company.

    Financial Instruments

     The fair value of the Company's financial instruments, consisting of cash and cash equivalents, trade accounts receivable, accounts payable and debt, approximate their carrying values.

    Stock-Based Compensation

     The Company has two stock-based employee compensation plans, which are described more fully in Note 7. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees - Related Interpretations in accounting for its plans. Stock expense in 2001 is the result of options issued with an exercise price below the underlying stock's market price. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions for FASB Statement 123, Accounting for Stock-Based Compensation, using the assumptions described in Note 7, to its stock-based employee plans.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

1.  Summary of Significant Accounting Policies (Cont'd.):

                                                         Year Ended
                                                         December 31,
                                                       2002        2001
                                                       ----        ----
    Income allocable to common stockholders        $ 499,814   $ 463,391

    Deduct: Total stock-based employee
            compensation expense determined
            under fair market value based method
            for awards granted, modified, or
            settled, net of related tax effects      123,750     118,644
                                                     -------     -------
    Pro forma net income                           $ 376,064   $ 344,747
                                                     -------     -------
    Earnings per share:
     Basic and diluted - as reported               $     .01   $     .01
     Basic and diluted - pro forma                 $     .01   $     .01

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, expected volatility of 100% in 2001; risk free interest rate of 5%: no dividend yield; and expected lives of four to five years.

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

    Use of Estimates

     The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

1.  Summary of Significant Accounting Policies (Cont'd.):

    Recent Accounting Pronouncements

    Accounting for Debt Extinguishments

     In April 2002, the FASB issued Statement 145, Rescission of FASB Statements 4, 44 and 64, Amendment of FASB 13, and Technical Corrections (SFAS 145). Among other provisions, SFAS 145 rescinds FASB 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains and losses from the extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under certain criteria of Accounting Principles Board Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30). Gains and losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, the Company anticipates that it will reclassify gains on early extinguishment of debt and related taxes previously recorded as extraordinary items to other income and provision for taxes, respectively.

    Stock-Based Employee Compensation

     In December 2002, the FASB issued Statement 148 (SFAS 148), Accounting for Stock- Based Compensation - Transition and Disclosure: An Amendment of FASB Statement 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements for SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim financial statements. This statement is effective for financial years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

2.  Acquisitions

     In March 2002, the Company acquired substantially all of the assets from Advanced Data Solutions, Inc. in exchange for $8,000 in cash. The Company did not record any goodwill as a result of the transaction.

     In June 2002, the Company acquired substantially all of the assets of Shamrock Systems, LLC in exchange for approximately $215,886 in cash. As a result of the acquisition, which was accounted for as a purchase, the Company recorded goodwill of approximately $64,600.

     The acquisition of these businesses provides additional customers to the Company's existing customer base and provides an opportunity to generate future revenues by delivering future products and services to the acquired customers. Operating results of the acquired businesses have been included in the consolidated statements of income from the dates of acquisition.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

2.  Acquisitions (Cont'd.):

     The following unaudited pro forma information presents the results of operations of the Company as if the acquisitions had taken place in the beginning of each period presented (in thousands, except per share data):

                                                          Year Ended
                                                         December 31,
                                                       2002        2001
                                                       ----        ----
    Revenues                                       $   3,847   $   3,095
    Net income                                     $     568   $     535
    Net income per common share                          .01         .01

     The pro forma results of operations have been presented for comparative purposes only and do not purport to be indicative of the results of operations which actually would have occurred had the acquisitions been made as of these dates or of results which may occur in the future.

3.  Property and Equipment:

                                                       2002        2001
                                                       ----        ----
    Leasehold improvements                       $    75,025  $   74,995
    Furniture and fixtures                            70,847      59,257
    Equipment                                      1,125,591   1,056,581
                                                   ---------   ---------
                                                   1,271,463   1,190,793
    Less accumulated depreciation
     and amortization                             (1,121,414) (1,074,804)
                                                   ---------   ---------
                                                 $   150,049  $  115,989
                                                   =========   =========

 4. Goodwill and Purchased Software:

    Goodwill and purchased software consist of the following:

                                                Accumulated
                                     Cost       Amortization       Net
         2002
         ----
         Goodwill                $ 2,002,392    $(1,518,550)    $483,842
         Purchased software        1,608,509       (928,906)     679,603

         2001
         ----
         Goodwill                $ 1,936,027    $(1,518,134)    $417,893
         Purchased software        1,433,565       (764,137)     669,428

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

4.  Goodwill and Purchased Software (Cont'd.):

     In contrast to accounting standards in effect during 2001, SFAS 142, Goodwill and Other Intangible Assets, which became effective beginning in 2002, provides that goodwill, as well as identifiable intangible assets with indefinite lives, should not be amortized. Accordingly, with the adoption of SFAS 142 in 2002, the Company discontinued the amortization of goodwill and indefinite-lived intangibles. In addition, useful lives of intangible assets with finite lives were reevaluated on adoption of SFAS 142. The information presented below reflects adjustments to information reported for the year ended December 31, 2001 as if SFAS 142 has been applied in the year. The adjustments include the effects of not amortizing goodwill and indefinite-lived intangible assets and the modification in the estimated useful lives of intangible assets with finite lives.

                                                         Year Ended
                                                         December 31,
                                                       2002        2001
                                                       ----        ----

    Reported net income                            $ 555,814   $ 519,391

    Add:  Goodwill amortization                         -         94,470
                                                     -------     -------
    Adjusted net income                            $ 555,814   $ 613,860
                                                     -------     -------
    Basic and diluted earnings per share:
     Reported net income                           $     .01   $     .01
     Goodwill amortization                                -          -
                                                     -------     -------
     Adjusted net income                           $     .01   $     .01
                                                     =======     =======

     Goodwill is tested for impairment annually. Additionally, no changes in the carrying amount of goodwill occurred for the years ended December 31 2002 and 2001.

     Estimated amortization expense for each of the years ending December 31, is as follows:

                                              Estimated Amortization
                                                     Expense
                                                     -------
                                 2003              $ 179,600
                                 2004              $ 179,300
                                 2005              $ 171,000
                                 2006              $ 105,700
                                 2007              $  44,000

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

5.  Preferred Stock:

     The Series B preferred stock provides for: (i) a cumulative dividend of $.07 per share per annum, payable quarterly, (ii) a liquidation preference of $1.00 per share plus accrued but unpaid dividends; (iii) the right to convert each share plus accrued but unpaid dividends into common stock; (iv) the right to vote on all matters submitted to a vote of stockholders of the Company; and
(v) redemption at the Company's option at a redemption price of $1.00 per share plus all accrued and unpaid dividends. As of December 31, 2002 the 500,000 outstanding shares of Series B preferred stock were entitled to be converted into 4,993,995 shares of common stock and were entitled to 4,993,995 votes on all matters submitted to a vote of stockholders. At December 31, 2002 cumulative dividends of approximately $498,800 were in arrears.

     The Series E preferred stock provides for: (i) a cumulative dividend of $.07 per share per annum, payable quarterly; (ii) a liquidation preference of $1.00 per share plus accrued but unpaid dividends; (iii) the right to convert each share plus accrued but unpaid dividends into common stock; (iv) the right to vote on all matters submitted to a vote of stockholders of the Company; and
(v) redemption at the Company's option at a redemption price of $1.00 per share plus all accrued and unpaid dividends. As of December 31, 2002 the 300,000 outstanding shares of Series E preferred stock were entitled to be converted into 2,713,685 shares of common stock and were entitled to 2,713,685 votes on all matters submitted to a vote of stockholders. At December 31, 2002, cumulative dividends of approximately $242,735 were in arrears.

6.  Commitments and Contingencies:

    Operating Leases

     The Company leases its corporate facility at 1850 Crown Road, Suite 1109, Dallas, Texas, 75234. The lease for this facility was entered into on August 1, 2000 for a sixty-month lease term commencing on August 1, 2000 and expiring on September 30, 2005. USTI Canada, Inc leases a facility at 650 Colborne Street, Suite 7, London, ON, N6A 5A1 from a related party. The lease for this facility was entered into on January 1, 2003 for a twenty-four month lease term commencing on January 1, 2003 and expiring on December 31, 2004. The future minimum annual lease payments under these leases are approximately $67,200 in 2003, $67,200 in 2004 and $32,300 in 2005. Rent expense was $94,090 and $93,387 in 2002 and 2001, respectively.

7.  Common Stock Options and Warrants:

    Stock Options

     During 2001, the Board of Directors issued non-qualified stock options to certain employees and directors at the quoted market price of the Company's stock at the date of the grant. These options become exercisable over a period of up to five years and expire in 2006. No options were granted in 2002.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

7.  Common Stock Options and Warrants (Cont'd.):

     Additional information with respect to options outstanding at December 31, 2002, and the changes for each of the two years in the period then ended was as follows:

                                                          2002
                                                  ---------------------
                                                                Weighted
                                                                Average
                                                                Exercise
                                                  Shares         Price
                                                  ------        --------
    Outstanding at beginning of year            13,025,000        $.05
    Forfeited                                     (150,000)        .05
                                                ----------         ---

    Outstanding at end of year                  12,875,000        $.05
                                                ----------         ---

    Options exercisable at December 31, 2002     3,218,750        $.05
                                                ----------         ---

    Weighted average fair value per share
     of options granted                                           $.05
                                                                   ---
                                                          2001
                                                  ---------------------
                                                                Weighted
                                                                Average
                                                                Exercise
                                                  Shares         Price
                                                  ------        --------

    Outstanding at beginning of year            10,910,000        $.05
    Granted                                     13,025,000         .05
    Forfeited                                  (10,910.000)        .05
                                                ----------         ---

    Outstanding at end of year                  13,025,000        $.05
                                                ----------         ---

    Options exercisable at December 31, 2001         -              -
                                                ----------         ---

    Weighted average fair value per share
     of options granted                                           $.05
                                                                   ---


    Information about stock options outstanding at December 31, 2002 is summarized as follows:

                                            Options Outstanding
                                --------------------------------------------
                                            Weighted Average
                                               Remaining         Weighted
                                 Number       Contractual        Average
    Range of Exercise Prices   Outstanding       Life         Exercise Price
    ------------------------   -----------  ---------------   --------------
             $.05              12,875,000      3.9 years          $.05


                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

7.  Common Stock Options and Warrants (Cont'd.):

    Stock Purchase Warrants

     At December 31, 2002 and 2001 warrants for 75,000 shares of common stock, exercisable at $.11 per share and expiring in 2005 were outstanding.

8.  Earnings Per Share:

     The following table sets forth the computation of basic and diluted earnings per share:

                                                           Year Ended
                                                           December 31,
                                                         2002        2001
                                                         ----        ----
    Income allocable to common stockholders          $ 499,814   $ 463,391

    Weighted average shares outstanding - basic     56,178,663  56,178,663
    Effect of dilutive stock options and warrants    4,317,212   2,592,757
                                                    ----------  ----------

    Weighted average shares outstanding - diluted   60,495,875  58,771,420
                                                    ==========  ==========

    Income per common share - basic                  $     .01  $      .01
    Income per common share - diluted                $     .01  $      .01

     In 2002 and 2001, the assumed conversion of the Company's convertible preferred stock was excluded from the computation of diluted income per share because its effect would be antidilutive. In 2002 and 2001, warrants to purchase 75,000 shares of the Company's common stock were excluded from the computation of diluted income per share because the effect would be antidilutive.

9.       Income Taxes:
         ------------

     At December 31, 2002, the Company has United States net operating loss carryforwards of approximately $1,192,000 and Canadian net operating loss carryforwards of approximately $400,000. These carryforwards expire from 2008 through 2011. Additionally, the Company has approximately $71,000 in unused general business tax credits available to directly offset future income tax liabilities and $624,000 in capital loss carryforwards available to offset future capital gains.

     For the years ended December 31, 2002 and 2001 the difference between the effective federal income tax rate and the amounts determined by applying the statutory federal income tax rate to income before provision for federal income tax was as follows:

                                                   2002           2001
                                                  Amount         Amount
                                                  ------         ------
    Federal income tax at statutory rate        $ 193,800      $ 176,600
    Amortization of goodwill                         -            21,320
    Other                                          (6,500)        (3,580)
    Change in valuation allowance                (187,300)      (201,500)
                                                  -------        -------
                                                $    -         $    -
                                                  =======        =======

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

9.  Income Taxes (Cont'd.):

    Income before income taxes is comprised of the following:

                                                  Year ended December 31,
                                                    2002          2001
                                                    ----          ----
    United States                               $ 494,677     $ 391,638
    Canada                                         61,137       127,753
                                                  -------       -------
                                                $ 555,814     $ 519,391
                                                  =======       =======

     The components of the deferred tax accounts as of December 31, 2002 and 2001 are as follows:

                                                    2002          2001
                                                    ----          ----

    Deferred tax assets:
    -------------------
     Net operating loss carryforward            $ 634,600     $ 741,100
     Capital loss carryforward                    212,300       212,300
     Deferred revenue                             234,400       188,000
     Accounts payable and accrued expenses        123,700        91,900
     General business tax credits                  71,000        71,000
     Other                                         10,600        10,600
                                                ---------     ---------

    Total deferred tax asset                    1,286,600     1,314,900
                                                ---------     ---------

    Deferred tax liabilities:
    ------------------------
    Accounts receivable                            87,500       103,000
    Purchased software, property and equipment    371,100       196,600
                                                ---------     ---------

    Total deferred tax liability                  458,600       299,600
                                                ---------     ---------
    Net deferred tax asset before
     valuation allowance                          828,000     1,015,300

    Less valuation allowance                      828,000     1,015,300
                                                ---------     ---------

    Net deferred tax asset                      $    -        $    -
                                                ---------     ---------

     The Company has recorded a valuation allowance equal to the net deferred tax asset. While the Company has utilized a portion of its loss carryforwards in recent years, there is no certainty that the remaining carryforwards will be utilized prior to their expiration.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

10. Employee Benefit Plans:

     Effective  January 16, 1992, the Company  established  the USTI  Employee's
401(k) Profit Sharing Plan and Trust (the "Plan"), which is a defined contribution plan that covers substantially all full-time employees of the Company eligible to participate. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and
Section 401(k) of the Internal Revenue Code. The Company made contributions for the benefit of the participants in the Plan in the amount of $19,300 and $12,500 for the years ended December 31, 2002 and 2001, respectively.

11.      Foreign Operations:

         Information regarding foreign operations as of and for the years ended December 31, 2002 and 2001 are as follows. Sales are attributed to countries based upon the location of the customer.

                                                          Year Ended
                                                         December 31,
                                                       2002         2001
                                                       ----         ----
    Revenue
     United States                                 $ 2,117,350  $ 1,520,585
     Canada                                          1,501,557    1,494,046
                                                     ---------    ---------

                                                   $ 3,618,907  $ 3,014,631
                                                     ---------    ---------

                                                          Year Ended
                                                         December 31,
                                                       2002         2001
                                                       ----         ----
    Long-lived assets
     United States                                 $   654,080   $   431,230
     Canada                                            675,535       803,491
                                                     ---------     ---------

                                                   $ 1,329,615   $ 1,234,721
                                                     ---------     ---------

ITEM  8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its Independent Certified Public Accountants on accounting and financial disclosure matters.


                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 2003 Annual Meeting of Shareholders under the captions "Election of Directors" and "Executive Officers." Such information is incorporated herein by reference therefrom.


ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 2003 Annual Meeting of Shareholders under the caption "Management Compensation." Such information is incorporated herein by reference therefrom.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 2003 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management." Such information is incorporated herein by reference therefrom.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 2003 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions." Such information is incorporated herein by reference therefrom.

                                     PART IV


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

    1. Consolidated Financial Statements

     See  "Index  to  Consolidated   Financial   Statements  and   Supplementary
Schedules" under Item 7 of this Report.

    2. Consolidated Financial Statements Schedules

     See "Index to Consolidated Financial Statements and Supplementary Schedules" under Item 7 of this Report. All other schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

    3. Exhibits

     The following documents are filed as exhibits herewith, unless otherwise specified, and are incorporated herein by this reference:



Exhibit
Number
-------
  3.1 Amended and Restated Articles of Incorporation of the Company as filed on November 21, 1986 with the Secretary of State of the State of Iowa. (Incorporated by reference, Registration Statement on Form S-1, File No. 33-9574, Exhibit 3.11)

  3.2 Articles of Merger of Municipal Software Consultants, Inc. into United Systems Technology, Inc., as filed on December 31, 1986 with the Secretaries of State of the States of Iowa and Texas. (Incorporated by reference, Annual Report on Form 10-K for the fiscal year ended December 31, 1986, Exhibit 3.2)

  3.3 Statement Establishing and Designating Series B Preferred Stock of the Company,as filed on June 13, 1988 with the Secretary of State of the State of Iowa.(Incorporated by reference, Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, Exhibit 4.1)

  3.4 Statement Establishing and Designating Series C Preferred Stock of the Company, as filed on June 13, 1988 with the Secretary of State of the State of Iowa. (Incorporated by reference, Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, Exhibit 4.2)

  3.5 Articles of Amendment to the Articles of Incorporation of the Company, as filed on July 15, 1988 with the Secretary of State of the State of Iowa. (Incorporated by reference, Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, Exhibit 3.1)

Exhibit
Number
-------
  3.6 By-Laws of the Company, as amended and currently in effect. (Incorporated by reference, Registration Statement on Form S-1, File No.
       33-9574, Exhibit 3.6)

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

 10.7 Purchase Agreement, dated February 15, 1990, by and between the Company and International Technology Group, Inc. (Incorporated by reference, Form 8-K Current Report dated February 15, 1990, Exhibit 10.1)

 10.8 Assignment and Assumption Agreement, dated February 15, 1990, by and between the Company and International Technology Group, Inc. assigning all relevant rights and interest in a maintenance agreement with Grumman Systems Support Corp. to the Company. (Incorporated by reference, Form 8-K Current Report dated February 15, 1990, Exhibit 10.2)

Exhibit
Number
-------
 10.9 Assignment and Assumption Agreement, dated February 15, 1990, by and between the Company and International Technology Group, Inc. assigning all rights and interest in a Technology Transfer Agreement with AM Computer Corporation and Microvote Partners, Ltd. to the Company. (Incorporated by reference, Form 8-K Current Report dated February 15, 1990, Exhibit 10.3)

 10.10 Assignment and Assumption Agreement, dated February 15, 1990, by and between the Company and International Technology Group, Inc. assigning all rights and interest in trademark INTEGRITY to the Company. (Incorporated by reference, Form 8-K Current Report dated February 15, 1990, Exhibit 10.4)

 10.11 Stock Purchase Agreement, dated February 14, 1990, by and between Farm Bureau Mutual Insurance Company and the Company. (Incorporated by reference, Form 8-K Current Report dated February 15, 1990, Exhibit 10.5)

 10.12 Asset Purchase Agreement, dated June 10, 1991, by and between the Company and New Jersey Municipal Data Management, Inc. (Incorporated by reference Form 8-K Current Report, dated June 10, 1991)

 10.13 Asset Purchase Agreement, dated December 22, 1994, by and between the Company and Sequoia Pacific Systems, a division of Smurfit Packaging Corporation. (Incorporated by reference Form 8-K Current Report, dated December 22, 1994, Exhibit 10.1)

 10.14 Assignment and Assumption Agreement, dated December 22, 1994, by and between the Company and Sequoia Pacific Systems, a division of Smurfit Packaging Corporation. (Incorporated by reference Form 8-K Current Report, dated December 22, 1994, Exhibit 10.2)

 10.15 Asset Purchase Agreement, dated October 17, 1994, by and between the Company and Noll Computer Systems, Inc.("NCS"). (Incorporated by reference, Annual Report on Form 10-KSB for the year ended December 31, 1994, Exhibit 10.15)

 10.16 Asset Purchase Agreement, dated November 15, 1995, by and between the Company, Dralvar Capital Corp. ("Dralvar") and Ken Neff. (Incorporated by reference, Form 8-K Current Report, dated November 15, 1995, Exhibit 10.1)

 10.17 Asset purchase Agreement dated February 21, 1997, by and between the Company and Noll Computer Services, Inc. ("NCS"). (Incorporated by reference, Annual Report on Form 10-KSB for the year ended December 31, 1996, Exhibit 10.17)

  99.1 Certification of Chief Executive Officer

  99.2 Certification of Chief Financial Officer

    (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the year for which this report is filed.


    (c)  Exhibits

     The response to this portion of Item 13 is submitted as a separate section of this report.

    (d)  Financial Statement Schedules

     The response to this portion of Item 13 is submitted as a separate section of this report.


Item 14  Controls and Procedures

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


                                         UNITED SYSTEMS TECHNOLOGY, INC.



Date: March 27, 2003                     By:/s/  Thomas E. Gibbs
                                            --------------------
                                            Thomas E. Gibbs,
                                            Chief Executive Officer and
                                            Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 27, 2003                     By: /s/  Thomas E. Gibbs
                                             --------------------
                                             Thomas E. Gibbs,
                                             Chief Executive Officer and
                                             Chairman of the Board
                                             (Principal Executive Officer)

Date: March 27, 2003                     By: /s/  Randall L. McGee
                                             ---------------------
                                             Randall L. McGee,
                                             Secretary, Treasurer and Director
                                             (Principal Financial &
                                              Accounting Officer)


Date: March 27, 2003                     By: /s/  Scott Burri
                                             -----------------
                                             Scott Burri, Director


Date: March 27, 2003                     By: /s/  Earl Cohen
                                             ---------------
                                             Earl Cohen, Director

                                               Certifications
I, Thomas E. Gibbs, certify that:

     1. I have reviewed this annual report on Form 10-KSB of United Systems Technology, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003            By: /s/  Thomas E. Gibbs
                                   --------------------
                                    Thomas E. Gibbs
                                    President and Chief Executive Officer

I, Randall L. McGee, certify that:

     1. I have reviewed this annual report on Form 10- KSB of United Systems Technology, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003            By: /s/  Randall L. McGee
                                    ---------------------
                                    Randall L. McGee
                                    Vice President and Chief Financial Officer

                                  Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

     This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the Annual Report of United Systems Technology, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002 (the "Report"). I, Thomas E. Gibbs, Principal Executive Officer of the Company, hereby certify that, to the best of my knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     2. The information contained in the Report fairly presents, in all material respect, the financial condition and results of the operations of the Company.



Date: March 27, 2003            By: /s/  Thomas E. Gibbs
                                   --------------------
                                   Thomas E. Gibbs, President
                                   and Chairman of the Board
                                   (Principal Executive Officer)

                                  Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the Annual Report of United Systems Technology, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002 (the "Report"). I, Randall L. McGee, Principal Financial and Accounting Officer of the Company, hereby certify that, to the best of my knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     2. The information contained in the Report fairly presents, in all material respect, the financial condition and results of the operations of the Company.



Date: March 27, 2003            By: /s/  Randall L. McGee
                                    ---------------------
                                   Randall L. McGee, Secretary and Treasurer
                                   (Principal Financial and Acounting Officer)