Form 10QSB
period 2003-03-31
UNITED SYSTEMS TECHNOLOGY INC
filed 2003-05-15
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           --------------------------

For the Quarter Ended:                            Commission File Number
   March 31, 2003                                       0 - 9574

                           --------------------------


                         UNITED SYSTEMS TECHNOLOGY, INC.

         Iowa                                         42-1102759
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

                      Yes __X__          No ______


As of March 31, 2003 there were 56,178,663 shares of the registrant's Common Stock, par value $0.10 per share, outstanding.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB



PART I - FINANCIAL INFORMATION (UNAUDITED)                         PAGE
------------------------------------------

Item 1.  Consolidated Financial Statements

           Balance Sheets                                            3

           Statements of Income                                      4

           Statements of Cash Flows                                  5

           Notes to Consolidated Financial Statements                6


Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                           9

Item 3.  Controls and Procedures                                    11


PART II - OTHER INFORMATION                                         12
---------------------------


            ---------------------------------------------------------



The consolidated financial information reflects all adjustments, which are, in the opinion of management, necessary to a fair presentation of financial position and of the statements of operations and cash flows for the periods presented.


These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements which are included in the annual report on Form 10-KSB for the fiscal year ended December 31, 2002.

             United Systems Technology, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                 March 31,
                                                  2003         December 31,
                                               (Unaudited)        2002
                                               ===========     ===========
Current Assets
 Cash and cash equivalents                     $ 2,195,264    $  1,800,798
 Trade accounts receivable, less allowance
  for doubtful accounts of $34,500 at
  March 31, 2003 and December 31, 2002             357,756       1,118,885
                                                 ---------       ---------
    Total current assets                         2,553,020       2,919,683

Property and equipment, net                        167,987         150,049
Goodwill, net                                      493,591         483,842
Purchased software, net                            666,403         679,603
Deposits and other                                  36,646          16,121
                                                 ---------       ---------
                                                 1,364,627       1,329,615
                                                 ---------       ---------
    Total assets                               $ 3,917,647    $  4,249,298
                                                 =========       =========

Liabilities and Stockholders' Equity
Current Liabilities
 Trade accounts payable                        $    53,224    $     60,732
 Accrued payroll                                    67,461         313,259
 Other accrued expenses                             62,410         157,936
 Deferred revenue                                1,273,096       1,511,637
                                                 ---------       ---------
    Total current liabilities                    1,456,191       2,043,564

    Total liabilities                            1,456,191       2,043,564
                                                 ---------       ---------
Commitments and contingencies                         -               -

Stockholders' Equity
Preferred stock, convertible, voting,
 cumulative, par value $.10 per share;
 authorized 5,000,000 shares; issued and
 outstanding, 500,000 shares of Series B
 and 300,000 shares of Series E,aggregate
 liquidating preference of $800,000
 ($1.00 per share)                                  80,000          80,000
Common stock, par value $.10 per share;
authorized 100,000,000 shares; issued and
outstanding 56,178,663 at March 31, 2003
and December 31, 2002                            5,617,866       5,617,866
Additional paid-in capital                       2,825,554       2,825,554
Accumulated deficit                             (6,134,186)     (6,243,257)
Currency translation adjustments                    72,222         (74,429)
                                                 ---------       ---------
    Total stockholders' equity                   2,461,456       2,205,734
                                                 ---------       ---------

    Total liabilities and stockholders' equity $ 3,917,647    $  4,249,298
                                                 =========       =========

    The accompanying notes are an integral part of the financial statements.


                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                  2003            2002
                                               ===========     ===========
Revenue
 Software packages                             $   107,234     $   152,849
 Installation, training and customer support       167,165         143,115
 Maintenance                                       546,622         492,698
 Equipment and supplies sales                       94,858          87,544
 Other                                                 172              25
                                                 ---------       ---------
                                                   916,051         876,231
                                                 ---------       ---------
Costs and expenses
 Salaries                                          479,685         400,873
 Other general, administrative and selling
  expense                                          209,960         190,345
 Depreciation and amortization                      59,390          46,756
 Commissions                                        13,435          16,674
 Cost of equipment and supplies sold                56,431          51,946
                                                 ---------       ---------
                                                   818,901         706,594
                                                 ---------       ---------
Income from operations                              97,150         169,637
                                                 ---------       ---------
Nonoperating income (expense)
 Interest expense                                     -               (212)
 Interest income                                    11,920           6,456
                                                 ---------       ---------
                                                    11,920           6,244
                                                 ---------       ---------

Net income                                         109,070         175,881
                                                 ---------       ---------

Preferred stock dividend requirements              (13,810)        (13,810)
                                                 ---------       ---------

Income available for common stockholders       $    95,260     $   162,071
                                                 =========       =========

Net income per common share
 basic and diluted                             $       NIL     $       NIL
                                                 =========       =========
Weighted average number of common
 shares outstanding
   Basic                                        56,178,633      56,178,633
                                                ==========      ==========
   Diluted                                      58,324,496      60,880,607
                                                ==========      ==========

    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                  2003            2002
                                               ===========     ===========
Cash flows in operating activities:
  Net income                                   $   109,070     $   175,881

  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                   59,390          46,756

  Change in operating assets and liabilities,
   net of effect of acquisitions:
    Accounts receivable                            761,129         602,459
    Deposits and other                             (20,525)         10,052
    Accounts payable                                (7,508)         (3,988)
    Accrued expenses                              (341,324)       (168,678)
    Deferred revenue                              (238,541)       (277,654)
                                                 ---------       ---------

Net cash provided by operating activities          321,691         384,828
                                                 ---------       ---------

Cash flows from investing activities:
  Property and equipment additions                 (32,451)         (4,053)
  Acquisition of businesses                           -             (6,000)
                                                 ---------       ---------
Net cash used in investing activities              (32,451)        (10,053)
                                                 ---------       ---------

Effect of exchange rate changes on cash            105,226          (8,189)
                                                 ---------       ---------

Increase in cash and cash equivalents              394,466         366,586
Cash and cash equivalents, beginning of year     1,800,798       1,383,173
                                                 ---------       ---------
Cash and cash equivalents, end of period       $ 2,195,264     $ 1,749,759
                                                 =========       =========

    The accompanying notes are an integral part of the financial statements.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation:

In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. (the "Company") as of March 31, 2003 and December 31, 2002 and the results of operations and cash flows of the Company for the three months ended March 31, 2003 and 2002. The consolidated results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Preferred Stock:

The Company is in arrears in the payment of dividends to holders of its Series B and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 2003, are entitled to the payment of approximately $507,430 in dividends, which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 2003, are entitled to the payment of approximately $247,915 in dividends, which are currently in arrears.

Note 3.  Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended
                                                           March 31,
                                                     2003            2002
                                                     ----            ----

  Income allocable to common stockholders           $  95,260     $   162,071

  Weighted average shares outstanding - basic      56,178,663      56,178,663
  Effect of dilutive stock options and warrants     2,145,833       4,701,944
                                                   ----------      ----------

  Weighted average shares outstanding - diluted    58,324,496      60,880,607
                                                   ==========      ==========

  Income per common share - basic                   $   NIL       $   NIL
  Income per common share - diluted                 $   NIL       $   NIL

In 2003 and 2002, the assumed conversion of the Company's convertible preferred stock was excluded from the computation of diluted income per share because its effect would be antidilutive. In 2003 and 2002, warrants to purchase 75,000 shares of the Company's common stock were excluded from the computation of diluted income per share because the effect would be antidilutive.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 4.  Comprehensive Income:

  Comprehensive income is as follows:

                                                   March 31,       March 31,
                                                     2003            2002
                                                     ----            ----
      Net income                                 $  109,070      $  175,881
      Currency translation adjustments              105,226          (8,189)
                                                    -------         -------
      Comprehensive income                       $  214,296      $  167,692
                                                    -------         -------


Note 5.  Goodwill and Purchased Software:

Other assets at March 31, 2003 and December 31, 2002 consisted of the following:

                                               Accumulated
  March 31, 2003               Cost            Amortization          Net
  --------------               ----            ------------          ---

Goodwill                   $ 2,015,281         $(1,521,690)      $ 493,591
Purchased Software           1,661,779            (995,376)        666,403

 December 31, 2002
 -----------------
Goodwill                   $ 2,002,392          (1,518,550)      $ 483,842
Purchased Software           1,608,509            (928,906)        679,603

SFAS 142, Goodwill and Other Intangible Assets, became effective beginning in 2002, provides that goodwill, as well as identifiable intangible assets with indefinite lives, should not be amortized. Accordingly, with the adoption of SFAS 142 in 2002, the Company discontinued the amortization of goodwill and indefinite-lived intangibles. In addition, useful lives of intangible assets with finite lives were reevaluated on adoption of SFAS 142.

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

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 6.  Stock-Based Compensation

The Company has two stock-based employee compensation plans, which are described more fully in Note 7. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees - Related Interpretations in accounting for its plans. Stock expense in 2002 and 2003 is the result of options issued with an exercise price below the underlying stock's market price. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions for FASB Statement 123, Accounting for Stock-Based Compensation, using the assumptions described below.

                                                       Quarter Ended
                                                          March 31,
                                                   2003            2002
                                                   ----            ----

Income allocable to common stockholders         $ 95,260        $ 162,071

Deduct: Total stock-based employee
        compensation expense determined
        under fair market value based method
        for awards granted, modified, or
        settled, net of related tax effects       30,950           30,950
                                                  ------           ------
Pro forma net income                            $ 64,310        $ 131,121
                                                  ------          -------

Earnings per share:
Basic and diluted - as reported                   $ NIL            $ NIL
Basic and diluted - pro forma                     $ NIL            $ NIL

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Results of Operations

The Company derives its revenue from the licensing of its software packages, installation, training and custom modifications, maintenance agreements and equipment sales and commissions. Results of operations for the period ended
March 31, 2003 include revenues of $916,051 and net income of $109,070 as compared to revenues of $876,231 and net income of $175,881 for the same period in 2002.

The Company has completed the development of several new software products, which enhances the competitiveness of its comprehensive software offering. These products are marketed under the asyst(R) brand name, were developed as Windows applications to "look and work like Microsoft Office", and include a Fund Accounting product line, a Utility Billing product line, a General Government product line and a Public Safety product line. The Fund Accounting product line includes General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts, Payroll and Fixed Assets modules. The Utility Billing product line includes Utility Billing, Service Orders, Meter Reader Interface, Bank Drafts and Budget Billing modules. The General Government product line includes Master and Land Directories, Business and Animal Licenses, Code Enforcement, Building Permits and Property Tax modules. The Public Safety product line includes Master Name Index, Calls for Service, Offense Reports, Citations, State Interface, Computer Aided Dispatch, Jail Management, Alarm Billing and UCR Reports modules. The Company is currently developing additional modules for its asyst(R) product line to add to its existing asyst(R) offerings including an asyst(R) for Powersports product line. The asyst(R) for Powersports product line will include the core asyst(R) accounting modules and will have the additional functionality of point of sale, inventory, repair orders, finance and insurance and fiche interface.

Three Month Period Ended March 31, 2003 and 2002

The Company's total revenue increased 5% from $876,231 during the first quarter in 2002 to $916,051 in 2003. Software license fees decreased 30% from $152,849 in 2002 to $107,234 in 2003. This decrease resulted from a decrease in the sales of additional modules to its MASTM customers during 2003. Installation and training revenue, which does not necessarily change in correlation with the licensing of the Company's software products, increased 17% from $143,115 in 2002 to $167,165 in 2003 due, in part, to an increase in services provided to customers that licensed products in previous periods. Maintenance revenue increased 11% during 2003, due primarily to an increase in revenue from the asyst(R) product line and customers acquired by the Company in 2002. Equipment and supplies sales increased 8% from $87,544 in 2002 to $94,858 in 2003 as a result of an increase in the volume of computer equipment and supplies sold in conjunction with its software products.

Total costs and expenses increased 16% from $706,594 in 2002 to $818,901 in 2003. Salary expense increased 20% from $400,873 in 2002 to $479,685 in 2003, due in part, from the addition of employees related to previous acquisitions and through the growth of the sales staff during the previous year. Other general, administrative and selling expenses increased 10% from $190,345 in 2002 to $209,960 in 2003, as a result of increased costs related to businesses acquired in 2001. Depreciation and amortization expense decreased 27% from $46,756 in 2002 to $59,390 in 2003 from increase expense related to the addition of assets related to the 2002 acquisitions. Cost of equipment and supplies sold increased from $51,946 in 2002 to $56,431 in 2003 as a result of an increase in the volume of computer equipment and supplies sold in conjunction with its software products.

Liquidity and Capital Resources

The Company had net cash provided from operating activities of $321,691 during the three months ended March 31, 2003, as compared to net cash provided by operations of $384,828 for the same period in 2002. This decrease in cash provided in 2003 was primarily from lower results of operations in the first quarter of 2003. Net cash of $32,451 was utilized in 2003 for capital acquisitions.

Management believes that its ability to generate positive cash flows from operations, in addition to its existing cash balances, will be adequate to meet its working capital requirements in the near future.

The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of March 31, 2003, dividends were in arrears on the Series B preferred stock in the amount of $507,430 and on Series E preferred stock in the amount of $247,915.

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

Item 2.  Change In Securities

         Not Applicable


Item 3.  Defaults Upon Senior Securities

The Company is in arrears in the payment of dividends to holders of its Series B and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 2003, are entitled to the payment of approximately $507,430 in dividends, which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of March 31, 2003, are entitled to the payment of approximately $247,915 in dividends, which are currently in arrears.

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


                                 United Systems Technology, Inc.


Date:  May 14, 2003              By: /s/  Thomas E. Gibbs
                                     --------------------
                                     Thomas E. Gibbs, President
                                     and Chairman of the Board
                                    (Principal Executive Officer)



Date:  May 14, 2003             By: /s/  Randall L. McGee
                                    ---------------------
                                    Randall L. McGee, Secretary
                                    and Treasurer
                                   (Principal Financial and
                                    Accounting Officer)

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

Dated:  May 14, 2003             By: /s/ Thomas E. Gibbs
                                     -------------------
                                     Thomas E. Gibbs
                                     President and Chief Executive Officer

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

Dated:  May 14, 2003             By: /s/ Randall L. McGee
                                     --------------------
                                     Randall L. McGee
                                     Vice President and Chief Financial Officer

                                  Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the Quarterly Report of United Systems Technology, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 (the "Report"). I, Thomas E. Gibbs, Principal Executive Officer of the Company, hereby certify that, to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respect, the financial condition and results of the operations of the Company.



Date:  May 14, 2003              By: /s/  Thomas E. Gibbs
                                     --------------------
                                     Thomas E. Gibbs, President
                                     and Chairman of the Board
                                    (Principal Executive Officer)

                                  Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the Quarterly Report of United Systems Technology, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 (the "Report"). I, Randall L. McGee, Principal Financial and Accounting Officer of the Company, hereby certify that, to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respect, the financial condition and results of the operations of the Company.



Date:  May 14, 2003              By: /s/  Randall L. McGee
                                     ---------------------
                                     Randall L. McGee, Secretary
                                     and Treasurer
                                    (Principal Financial and
                                     Accounting Officer)