Form 10QSB
period 2003-06-30
UNITED SYSTEMS TECHNOLOGY INC
filed 2003-08-14
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           --------------------------

For the Quarter Ended:                            Commission File Number
   June 30, 2003                                       0 - 9574

                           --------------------------


                         UNITED SYSTEMS TECHNOLOGY, INC.

        Iowa                                            42-1102759
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

                       Yes __X__        No ______



     As of June 30, 2003 there were 56,178,663 shares of the registrant's Common Stock, par value $0.10 per share, outstanding.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB



PART I - FINANCIAL INFORMATION (UNAUDITED)                         PAGE
------------------------------------------

Item 1. Consolidated Financial Statements

         Balance Sheets                                             3

         Statements of Income                                       4

         Statements of Cash Flows                                   5

         Notes to Consolidated Financial Statements                 6


Item 2. Management's Discussion and Analysis or
         Plan of Operation                                          9

Item 3. Controls and Procedures                                    10


PART II - OTHER INFORMATION                                        12
---------------------------


            ---------------------------------------------------------


     These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements which are included in the annual report on Form 10-KSB for the fiscal year ended December 31, 2002.

                 United Systems Technology, Inc. and Subsidiary
                          Consolidated Balance Sheets

                                                June 30,
                                                  2002         December 31,
                                               (Unaudited)        2002
                                               ===========     ===========

Current Assets
 Cash and cash equivalents                     $ 2,274,247    $  1,800,798
 Trade accounts receivable, less allowance
  for doubtful accounts of $34,500 at
  June 30, 2003 and December 31, 2002              334,720       1,118,885
                                                 ---------       ---------
 Total current assets                            2,608,967       2,919,683
                                                 ---------       ---------

Property and equipment, net                        209,122         150,049
Goodwill, net                                      483,842         483,842
Purchased software, net                            663,807         679,603
Deposits and other                                  30,257          16,121
                                                 ---------       ---------
                                                 1,387,028       1,329,615
                                                 ---------       ---------

    Total assets                               $ 3,995,995    $  4,249,298
                                                 =========       =========

Liabilities and Stockholders' Equity
Current Liabilities
 Trade accounts payable                        $    44,602    $     60,732
 Accrued payroll                                    83,887         313,259
 Other accrued expenses                             68,089         157,936
 Deferred revenue                                1,110,359       1,511,637
                                                 ---------       ---------
    Total current liabilities                    1,306,937       2,043,564
                                                 ---------       ---------

    Total liabilities                            1,306,937       2,043,564
                                                 ---------       ---------

Commitments and contingencies                         -               -

Stockholders' Equity
 Preferred stock, convertible, voting,
  cumulative, par value $.10 per share;
  authorized 5,000,000 shares; issued and
  outstanding,500,000 shares of Series B
  and 300,000 shares of Series E, aggregate
  liquidating preference of $800,000
  ($1.00 per share)                                 80,000          80,000
 Common stock, par value $.10 per share;
  authorized 100,000,000 shares; issued
  and outstanding 56,178,663 at June 30,
  2003 and December 31, 2002                     5,617,866       5,617,866
 Additional paid-in capital                      2,825,554       2,825,554
 Accumulated deficit                            (6,092,252)     (6,243,257)
 Currency translation adjustments                  257,890         (74,429)
                                                 ---------       ---------
Total stockholders' equity                       2,689,058       2,205,734
                                                 ---------       ---------
Total liabilities and stockholders' equity     $ 3,995,995    $  4,249,298
                                                 =========       =========

    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                        Consolidated Statements of Income
                                  (Unaudited)

                                     Three Months Ended      Six Months Ended
                                           June 30,              June 30,
                                      2003       2002        2003      2002
                                      ====       ====        ====      ====
Revenue
 Software packages                 $  93,917  $ 175,036  $  201,151 $ 327,886
 Installation, training and
  customer support                    86,741     93,088     253,907   236,203
 Maintenance                         539,320    497,625   1,085,942   990,323
 Equipment and supplies sales         78,405     49,416     173,264   136,958
 Other                                   640        945         811       970
                                   ---------  ---------   --------- ---------
                                     799,023    816,110   1,715,075 1,692,340
                                   ---------  ---------   --------- ---------
Costs and expenses
 Salaries                            469,628    420,492     950,473   823,394
 Other general, administrative
  and selling expense                187,279    199,363     396,080   387,679
 Depreciation and amortization        63,711     49,170     123,101    95,923
 Commissions                          10,795     24,826      24,230    41,501
 Cost of equipment and supplies sold  41,080     23,694      97,511    75,641
                                   ---------  ---------   --------- ---------
                                     772,493    717,545   1,591,395 1,424,138
                                   ---------  ---------   --------- ---------
Income (loss) from operations         26,530     98,565     123,680   268,202
                                   ---------  ---------   --------- ---------
Nonoperating income (expense)
 Interest expense                       -          (214)       -         (426)
 Interest income                      15,404      7,270      27,325    13,726
                                   ---------  ---------   --------- ---------
                                      15,404      7,056      27,325    13,300
                                   ---------  ---------   --------- ---------

Net income                            41,934    105,621     151,005   281,502

Preferred stock dividend
 requirements                        (13,960)   (13,960)    (27,920)  (27,920)
                                   ---------  ---------   --------- ---------
Income (loss) available for
 common stockholders               $  27,974  $  91,661  $  123,085 $ 253,582
                                   =========  =========   ========= =========
Net income per common share
- basic and diluted                $   NIL    $   NIL    $    NIL   $   NIL
                                   =========  =========   ========= =========

Weighted average number of
 common shares outstanding
  Basic                           56,178,663 56,178,663  56,178,663 56,178,663
                                  ========== ==========  ========== ==========
  Diluted                         58,324,496 61,967,552  59,090,865 61,967,552
                                  ========== ==========  ========== ==========

    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
             For the Six Month Period Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                  2003            2002
                                               ===========     ===========
Cash flows in operating activities:
  Net income                                   $   151,505    $    281,502

  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                  123,101          95,923
    Change in operating assets and liabilities,
     net of effects of acquisitions:
      Accounts receivable                          784,165         483,012
      Deposits and other                           (14,135)          6,689
      Accounts payable                             (16,130)         33,476
      Accrued expenses                            (319,219)        (84,706)
      Deferred revenue                            (401,278)       (424,977)
                                                 ---------       ---------
                                                   156,504         109,417
                                                 ---------       ---------
Net cash provided from operating activities        308,009         390,919
                                                 ---------       ---------

Cash flows from investing activities:
 Property and equipment additions                 (166,879)        (27,253)
 Acquisition of businesses                            -           (213,886)
                                                 ---------       ---------
Net cash used in investing activities              (92,450)       (241,139)
                                                 ---------       ---------

Effect of exchange rate changes on cash            322,319           5,934
                                                 ---------       ---------

Increase in cash and cash equivalents              473,449         155,714
Cash and cash equivalents, beginning of period   1,800,798       1,383,173
                                                 ---------       ---------

Cash and cash equivalents, end of period       $ 2,274,247    $  1,538,887
                                                 =========       =========

    The accompanying notes are an integral part of the financial statements.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)
Note 1.  Basis of Presentation:

     In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. (the "Company") as of June 30, 2003 and December 31, 2002 and the results of operations and cash flows of the Company for the three and six months ended June 30, 2003 and 2002. The consolidated results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

     The Company recognizes software revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Under these guidelines, the Company recognizes revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable and payment is reasonably assured. Revenue from installation, training and customer support is deferred and recognized in the period in which the services are provided. Revenue from contracts to maintain computer software products is deferred and recognized over the term of the contracts. The Company does not have revenue arrangements with multiple deliverables.

Note 2.  Preferred Stock:

     The Company is in arrears in the payment of dividends to holders of its Series B and E Preferred Stock Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 2003 the 500,000 outstanding shares of Series B preferred stock were entitled to be converted into 5,080,780 shares of common stock and were entitled to 5,080,780 votes on all matters submitted to a vote of stockholders. At June 30, 2003 cumulative dividends of approximately $516,155 were in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 2003 the 300,000 outstanding shares of Series E preferred stock were entitled to be converted into 2,766,755 shares of common stock and were entitled to 2,766,755 votes on all matters submitted to a vote of stockholders. At June 30, 2003 cumulative dividends of approximately $253,150 were in arrears.

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). The provisions of SFAS 150 will be effective for interim periods beginning after June 15, 2003. The Company has evaluated the effects SFAS 150 and concluded that, the adoption of SFAS 150 will not have a material impact on its financial statements.
                                        6

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 3.  Earnings Per Share:

     The  following  table  sets  forth the  computation  of basic  and  diluted earnings per share:
                               Three Months Ended           Six Months Ended
                                     June 30,                   June 30,
                                2003         2002          2003         2002
                                ----         ----          ----         ----

 Income allocable to
  common stockholders          $ 41,934    $ 105,621      $ 151,005   $ 281,502
 Weighted average
  shares outstanding - basic 56,178,663   56,178,663     56,178,663  56,178,663
 Effect of dilutive stock
  options and warrants        2,145,833    5,788,889      2,912,202   5,788,889
                             ----------   ----------     ----------  ----------

  Weighted average shares
   outstanding - diluted     58,324,496   61,967,552     59,090,865  61,967,552
                             ==========   ==========     ==========  ==========

  Income per common
   share - basic              $   NIL      $   NIL       $   NIL     $   NIL
                                  ===          ==            ===         ===
  Income per common
   share - diluted            $   NIL      $   NIL       $   NIL     $   NIL
                                  ===          ===           ===         ===

     In 2003 and 2002, the assumed conversion of the Company's convertible preferred stock was excluded from the computation of diluted income per share because its effect would be antidilutive. In 2003 and 2002, warrants to purchase 75,000 shares of the Company's common stock were excluded from the computation of diluted income per share because the effect would be antidilutive


Note 4.  Comprehensive Income:

         Comprehensive income is as follows:

                               Three Months Ended           Six Months Ended
                                     June 30,                   June 30,
                                2003         2002          2003         2002
                                ----         ----          ----         ----

         Net income         $  41,934     $ 105,621     $ 151,005    $ 281,502
         Currency
          translation
          adjustments         143,837        14,123       332,319        5,934
                             ---------    ---------     ---------    ---------
         Comprehensive
          income            $ 185,771     $ 119,744     $ 483,324    $ 287,436
                             ---------    ---------     ---------    ---------


                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 5.  Stock-Based Compensation

     The Company has two stock-based employee compensation plans and applies APB Opinion 25, Accounting for Stock Issued to Employees - Related Interpretations in accounting for these plans.. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions for FASB Statement 123, Accounting for Stock-Based Compensation, using the assumptions described below.

                               Three Months Ended           Six Months Ended
                                     June 30,                   June 30,
                                2003         2002          2003         2002
                                ----         ----          ----         ----
Income allocable to
 common stockholders        $  27,974     $  91,661     $ 123,085    $ 253,582

Deduct: Total stock-based
     employee compensation
     expense determined
     under fair market value
     based method, net of
     related tax effects       30,950        30,950        61,900       61,900
                             ---------    ---------     ---------    ---------
Pro forma net income (loss) $  (2,976)    $  60,711     $  61,185    $ 191,682
                             ---------    ---------     ---------    ---------

Earnings per share:
Basic and diluted
 - as reported                 $ NIL       $ NIL          $ NIL        $ NIL
Basic and diluted
 - pro forma                   $ NIL       $ NIL          $ NIL        $ NIL


Note 6.  Income Taxes

     The Company has not provided for income taxes during the three and six months ended June 30, 2002 and 2003 due to the utilization of available loss carryforwards that have offset any taxable income generated. Sufficient uncertainty exists with respect to the utilization of our deferred tax assets and we have provided a full valuation allowance on our net deferred tax assets. At December 31, 2002, the Company has United States net operating loss carryforwards of approximately $1,192,000 and Canadian net operating loss carryforwards of approximately $400,000. These carryforwards expire from 2008 through 2011. Additionally, the Company has approximately $71,000 in unused general business tax credits available to directly offset future income tax liabilities and $624,000 in capital loss carryforwards available to offset future capital gains.

           UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Results of Operations

     The Company derives its revenue from the licensing of its software packages, installation, training and custom modifications, maintenance agreements and equipment sales and commissions. Results of operations for the three months ended June 30, 2003 include revenues of $799,023 and net income of $41,934 as compared to revenues of $816,110 and net income of $105,621 for the same period in 2002. Results of operations for the six months ended June 30, 2003 include revenues of $1,715,075 and net income of $151,005 as compared to revenues of $1,692,340 and net income of $281,502 for the same six month period in 2002.

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

Three Month Period Ended June 30, 2003 and 2002
-----------------------------------------------

     The Company's total revenue decreased from $816,110 during the second quarter in 2002 to $799,023 in 2003. Software license fees decreased 46% from $175,036 in 2002 to $93,917 in 2003. This decrease resulted from a lower than anticipated sales to new accounts during 2003. Installation and training revenue, which does not necessarily change in direct correlation with the licensing of the Company's software products, decreased 7% from $93,088 in 2002 to $86,741 in 2003 due, in part, to an decrease in services provided to customers that licensed products in 2003. Maintenance revenue increased 8% from $497,625 in 2002 to $539,320 during 2003, due primarily to an increase in revenue from the asyst(R) product line and customers acquired by the Company in 2002. Equipment and supplies sales increased 59% from $49,416 in 2002 to $78,405 in 2003 as a result of an increase in the volume of computer equipment and supplies sold in conjunction with its software products.

     Total costs and expenses increased 8% from $717,545 in 2002 to $772,493 in 2003. Salary expense increased 12% from $420,492 in 2002 to $469,628 in 2003, due in part, from the addition of employees related to previous acquisitions and through the growth of the sales staff during the previous year. Other general, administrative and selling expenses decreased 6% from $199,363 in 2002 to $187,279 in 2003, due in part, to a decrease in legal expenses. Depreciation and amortization expense increased 30% from $49,170 in 2002 to $63,711 in 2003 due to increased expense related to the addition of assets related to the 2002 acquisitions. Commission expense decreased 57% from $24,826 in 2002 to $10,795 in 2003 due to a decrease in revenue from which commissions are earned. Cost of equipment and supplies sold increased 73% from $23,694 in 2002 to $41,080 in 2003 as a result of an increase in the volume of computer equipment and supplies sold in conjunction with its software products.

Six Month Period Ended June 30, 2003 and 2002
---------------------------------------------

     The Company's total revenue increased from $1,692,340 during the six months ended June 30, 2002 to $1,715,075 during the comparable period in 2003. Software license fees decreased 39% from $327,886 in 2002 to $201,151 in 2003. This decrease resulted from a lower than anticipated sales to new accounts during 2003. Installation and training revenue, which does not necessarily change in direct correlation with the licensing of the Company's software products, increased 7% from $236,203 in 2002 to $253,907 in 2003 due, in part, to an decrease in services provided to customers that licensed products in 2003. Maintenance revenue increased 10% from $990,323 in 2002 to $1,085,942 in 2003, due primarily to an increase in revenue from the asyst(R) product line and customers acquired by the Company in 2002. Equipment and supplies sales increased 27% from $136,958 in 2002 to $173,264 in 2003 as a result of an increase in the volume of computer equipment and supplies sold in conjunction with its software products.

     Total costs and expenses increased 12% from $1,424,138 in 2002 to $1,591,395 in 2003. Salary expense increased 15% from $823,394 in 2002 to $950,473 in 2003, due in part, from the addition of employees related to previous acquisitions and through the growth of the sales staff during the previous year. Other general, administrative and selling expenses increased 2% from $387,379 in 2002 to $396,080 in 2003. Depreciation and amortization expense increased 28% from $95,923 in 2002 to $123,101 in 2003 due to increased expense related to the addition of assets related to the 2002 acquisitions. Commission expense decreased 42% from $41,501 in 2002 to $24,230 in 2003 due to a decrease in revenue from which commissions are earned. Cost of equipment and supplies sold increased 29% from $75,641 in 2002 to $97,511 in 2003 as a result of an increase in the volume of computer equipment and supplies sold in conjunction with its software products.

Liquidity and Capital Resources
-------------------------------

     The Company had net cash provided from operating activities of $308,009 during the six months ended June 30, 2003, as compared to net cash provided by operations of $390,919 for the same period in 2002. This decrease in cash provided in 2003 was primarily from lower results of operations during the first six months of 2003. Net cash of $166,879 was utilized in 2003 for capital acquisitions.

     Management believes that its ability to generate positive cash flows from operations, in addition to its existing cash balances, will be adequate to meet its working capital requirements in the next 12 months.

     The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of June 30, 2003, dividends were in arrears on the Series B preferred stock in the amount of $516,155 and on Series E preferred stock in the amount of $253,150.

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

Item 2.  Change In Securities

         Not Applicable

Item 3.  Defaults Upon Senior Securities

     The Company is in arrears in the payment of dividends to holders of its Series B and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 2003, are entitled to the payment of approximately $516,155 in dividends, which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of June 30, 2003, are entitled to the payment of approximately $253,150 in dividends, which are currently in arrears.

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 25, 2003, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders approved the following items:

         The following persons were elected as Directors of the Company:

                  Thomas E. Gibbs
                  Randall L. McGee
                  Earl H. Cohen
                  Scott Burri

     The accounting firm of Grant Thornton LLP was selected as independent accountants for the Company.

Part II - Other Information [Cont'd]


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


                                     United Systems Technology, Inc.


Date:  August 12, 2003               By: /s/  Thomas E. Gibbs
                                         --------------------
                                         Thomas E. Gibbs, President
                                          and Chairman of the Board
                                         (Principal Executive Officer)



Date:  August 12, 2003               By: /s/  Randall L. McGee
                                         ----------------------
                                         Randall L. McGee, Secretary
                                          and Treasurer
                                        (Principal Financial and
                                         Accounting Officer)

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

Dated:  August 12, 2003            By: /s/ Thomas E. Gibbs
                                      --------------------
                                      Thomas E. Gibbs
                                      President and Chief Executive Officer

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


Dated:  August 12, 2003            By: /s/ Randall L. McGee
                                       --------------------
                                       Randall L. McGee
                                       Vice President and Chief Financial
                                        Officer

                                  Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the Quarterly Report of United Systems Technology, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 (the "Report"). I, Thomas E. Gibbs, Principal Executive Officer of the Company, hereby certify that, to the best of my knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     2. The information contained in the Report fairly presents, in all material respect, the financial condition and results of the operations of the Company.



Date:  August 12, 2003             By: /s/  Thomas E. Gibbs
                                      ---------------------
                                      Thomas E. Gibbs, President
                                       and Chairman of the Board
                                      (Principal Executive Officer)

                                  Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the Quarterly Report of United Systems Technology, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 (the "Report"). I, Randall L. McGee, Principal Financial and Accounting Officer of the Company, hereby certify that, to the best of my knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     2. The information contained in the Report fairly presents, in all material respect, the financial condition and results of the operations of the Company.



Date:  August 12, 2003             By: /s/  Randall L. McGee
                                       ---------------------
                                      Randall L. McGee, Secretary
                                       and Treasurer
                                      (Principal Financial and
                                       Accounting Officer)