Form 10QSB
period 2003-09-30
UNITED SYSTEMS TECHNOLOGY INC
filed 2003-11-14
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           --------------------------

For the Quarter Ended:                             Commission File Number
 September 30, 2003                                      0 - 9574

                           --------------------------


                         UNITED SYSTEMS TECHNOLOGY, INC.

       Iowa                                             42-1102759
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

                       Yes __X__        No ______




     As of September 30, 2003 there were 56,178,663 shares of the registrant's Common Stock, par value $0.10 per share, outstanding.

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

                 United Systems Technology, Inc. and Subsidiary
                          Consolidated Balance Sheets

                                              September 30,
                                                  2003         December 31,
                                               (Unaudited)        2002
                                               ===========     ===========


Current Assets

Cash and cash equivalents                      $ 2,239,418    $  1,800,798
Trade accounts receivable, less allowance
 for doubtful accounts of $34,500 at
 September 30, 2003 and December 31, 2002          369,957       1,118,885
                                                 ---------       ---------
Total current assets                             2,609,375       2,919,683

Property and equipment, net                        199,672         150,049
Goodwill, net                                      483,842         483,842
Purchased software, net                            610,990         679,603
Deposits and other                                   8,439          16,121
                                                 ---------       ---------
                                                 1,302,943       1,329,615
                                                 ---------       ---------
    Total assets                               $ 3,912,318    $  4,249,298
                                                 =========       =========


Liabilities and Stockholders' Equity
Current Liabilities
 Trade accounts payable                        $     7,663    $     60,732
 Accrued payroll                                   118,487         313,259
 Other accrued expenses                             59,971         157,936
 Deferred revenue                                  977,270       1,511,637
                                                 ---------       ---------
  Total current liabilities                      1,163,391       2,043,564

Commitments and contingencies                         -               -

Stockholders' Equity
 Preferred stock, convertible, voting,
  cumulative, par value $.10 per share;
  authorized 5,000,000 shares; issued and
  outstanding, 500,000 shares of Series B
  and 300,000 shares of Series E,aggregate
  liquidating preference of $800,000
  ($1.00 per share)                                 80,000          80,000
 Common stock, par value $.10 per share;
  authorized 100,000,000 shares; issued and
  outstanding 56,178,663 at September 30,
  2003 and December 31, 2002                     5,617,866       5,617,866
 Additional paid-in capital                      2,825,554       2,825,554
 Accumulated deficit                            (6,023,214)     (6,243,257)
 Accumulated other comprehensive income (loss)     248,721         (74,429)
                                                 ---------       ---------
 Total stockholders' equity                      2,748,927       2,205,734
                                                 ---------       ---------
 Total liabilities and stockholders' equity    $ 3,912,318    $  4,249,298
                                                 =========       =========

    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                        Consolidated Statements of Income
                                  (Unaudited)


                                     Three Months Ended    Nine Months Ended
                                       September 30,          September 30,
                                      2003       2002        2003      2002
                                      ====       ====        ====      ====
Revenue
 Software packages                 $ 142,072  $ 225,543  $  343,223  $ 553,429
 Installation, training and
  customer support                    62,009     73,106     315,915    309,310
 Maintenance                         540,115    542,903   1,626,057  1,533,226
 Equipment and supplies sales         71,713     70,145     244,977    207,103
 Other                                   796      8,594       1,608      9,564
                                   ---------  ---------   ---------  ---------
                                     816,705    920,291   2,531,780  2,612,632
                                   ---------  ---------   ---------  ---------

Costs and expenses
 Salaries                            469,575    480,878   1,401,730  1,286,877
 Other general, administrative
  and selling expense                167,067    178,709     581,464    580,784
 Depreciation and amortization        63,948     57,387     187,049    153,310
 Commissions                          21,835     52,894      46,065     94,395
 Cost of equipment and supplies
  sold                                39,874     37,395     137,386    113,036
                                   ---------  ---------   ---------  ---------
                                     762,299    807,263   2,353,694  2,228,402
                                   ---------  ---------   ---------  ---------
Income from operations                54,406    113,028     178,086    384,230
                                   ---------  ---------   ---------  ---------

Nonoperating income (expense)
 Interest expense                       -          (217)       -          (643)
 Interest income                      14,634      6,100      41,959     19,826
                                   ---------  ---------   ---------  ---------
                                      14,634      5,883      41,959     19,183
                                   ---------  ---------   ---------  ---------

Net income                            69,040    118,911     220,045    403,413

Preferred stock dividend
 requirements                        (14,112)   (14,112)    (41,883)   (41,883)
                                   ---------  ---------   ---------  ---------
Income available for common
 stockholders                      $  54,928  $ 104,799  $  178,162  $ 361,530
                                   =========  =========   =========  =========
Net income per common share
 - basic and diluted               $     NIL  $     NIL  $      NIL  $    0.01
                                   =========  =========   =========  =========

Weighted average number of common
shares outstanding

  Basic                           56,178,663  56,178,663 56,178,663 56,178,663
                                  ==========  ========== ========== ==========
  Diluted                         59,857,234  59,900,092 59,346,321 61,278,399
                                  ==========  ========== ========== ==========

    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
           For the None Month Period Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                  2003            2002
                                               ===========     ===========
Cash flows in operating activities:
 Net income                                    $   220,045    $    403,413

Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                    187,049         153,310
 Change in operating assets and liabilities:
  Accounts receivable                              748,928         378,374
  Deposits and other                                 7,682          17,729
  Accounts payable                                 (53,069)        (12,418)
  Accrued expenses                                (292,737)        (29,419)
  Deferred revenue                                (534,367)       (522,738)
                                                 ---------       ---------
                                                    63,486         (15,162)
                                                 ---------       ---------
Net cash provided by operating activities      $   283,531    $    388,251
                                                 ---------       ---------
Cash flows from investing activities
 Property and equipment additions                 (168,059)        (36,687)
 Acquisition of businesses                            -           (213,886)
                                                 ---------       ---------
Net cash used in investing activities             (168,059)       (250,573)
                                                 ---------       ---------
Cash flows from financing activities:
 Notes payable payment received                       -             40,000
                                                 ---------       ---------
Net cash provided by financing activities             -             40,000
                                                 ---------       ---------

Effect of exchange rate on cash                    323,148           4,495
                                                 ---------       ---------

Increase in cash and cash equivalents              438,620         182,173
Cash and cash equivalents, beginning of period   1,800,798       1,383,173
                                                 ---------       ---------
Cash and cash equivalents, end of period       $ 2,239,418    $  1,565,346
                                                 =========       =========

    The accompanying notes are an integral part of the financial statements.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)
Note 1.  Basis of Presentation:

     In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. (the "Company") as of September 30 and the results of operations and cash flows of the Company for the three and nine months ended September 30, 2003 and 2002. The consolidated results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Note 2.  Preferred Stock:

     The Company is in arrears in the payment of dividends to holders of its Series B and E Preferred Stock Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 2003 the 500,000 outstanding shares of Series B preferred stock were entitled to be converted into 5,124,880 shares of common stock and were entitled to 5,124,880 votes on all matters submitted to a vote of stockholders. At September 30, 2003 cumulative dividends of approximately $524,975 were in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 2003 the 300,000 outstanding shares of Series E preferred stock were entitled to be converted into 2,792,215 shares of common stock and were entitled to 2,792,215 votes on all matters submitted to a vote of stockholders. At September 30, 2003 cumulative dividends of approximately $258,445 were in arrears.

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). The provisions of SFAS 150 will be effective for interim periods beginning after September 15, 2003. The Company has evaluated the effects SFAS 150 and concluded that, the adoption of SFAS 150 will not have a material impact on its financial statements.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 3.  Earnings Per Share:

     The following table sets forth the computation of basic and diluted earnings per share:

                               Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                                2003         2002          2003         2002
                                ----         ----          ----         ----

  Income allocable to
   common stockholders        $   54,928  $   104,799    $  178,162 $   361,530
  Weighted average
   shares outstanding - basic 56,178,663   56,178,663    56,178,663  56,178,663
  Effect of dilutive stock
   options and warrants        3,678,571    3,721,429     3,167,658   5,099,736
                              ----------   ----------    ----------  ----------
  Weighted average shares
   outstanding - diluted      59,857,234   59,900,092    59,346,321  61,278,399
                              ==========   ==========    ==========  ==========

  Income per common
   share - basic               $   NIL     $   NIL       $   NIL      $   .01
                                   ===         ===           ===          ===
  Income per common
   share - diluted             $   NIL     $   NIL       $   NIL      $   .01
                                   ===         ===           ===          ===

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

         Comprehensive income is as follows:

                                Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                                2003         2002          2003         2002
                                ----         ----          ----         ----

         Net income           $  69,040   $ 118,911     $ 220,045    $ 403,413
         Currency translation
             adjustments         (9,169)      2,312       323,150        8,246
                                 -------     -------       -------      -------

         Comprehensive income $  59,871   $ 121,223     $ 543,195    $ 411,659
                                -------     -------       -------      -------

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

                                Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                                2003         2002          2003         2002
                                ----         ----          ----         ----
Income allocable to
 common stockholders          $ 54,928    $ 104,799     $ 178,162    $ 361,530

Deduct: Total stock-based
    employee compensation
    expense determined
    under fair market value
    based method, net of
    related tax effects         30,950       30,950        92,850       92,850
                               -------      -------       -------      -------
Pro forma net income         $  23,978    $  73,849     $  85,312    $ 268,680
                               =======      =======       =======      =======
Earnings per share:
Basic and diluted - as reported  $ NIL        $ NIL         $ NIL        $ NIL
Basic and diluted - pro forma    $ NIL        $ NIL         $ NIL        $ NIL


Note 6.  Income Taxes

     The Company has not provided for income taxes during the three and nine months ended September 30, 2002 and 2003 due to the utilization of available loss carryforwards that have offset any taxable income generated. Sufficient uncertainty exists with respect to the utilization of our deferred tax assets and we have provided a full valuation allowance on our net deferred tax assets. At December 31, 2002, the Company has United States net operating loss carryforwards of approximately $1,192,000 and Canadian net operating loss carryforwards of approximately $400,000. These carryforwards expire from 2008 through 2011. Additionally, the Company has approximately $71,000 in unused general business tax credits available to directly offset future income tax liabilities and $624,000 in capital loss carryforwards available to offset future capital gains.
                                        8

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Results of Operations
---------------------
     The Company derives its revenue from the licensing of its software packages, installation, training and custom modifications, maintenance agreements and equipment sales and commissions. Results of operations for the three months ended September 30, 2003 include revenues of $816,705 and net income of $69,040 as compared to revenues of $920,291 and net income of $118,911 for the same period in 2002. Results of operations for the nine months ended September 30, 2003 include revenues of $2,531,780 and net income of $220,045 as compared to revenues of $2,612,632 and net income of $403,413 for the same nine month period in 2002.

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

Three Month Period Ended September 30, 2003 and 2002
----------------------------------------------------
     The Company's total revenue decreased from $920,291 during the third quarter in 2002 to $816,705 in 2003. Software license fees decreased 37% from $225,543 in 2002 to $142,072 in 2003. This decrease resulted from a lower than anticipated sales to new accounts in 2003. Installation and training revenue, which does not necessarily change in direct correlation with the licensing of the Company's software products, decreased 15% from $73,106 in 2002 to $62,009 in 2003 due, in part, to a decrease in services provided to customers that licensed products in 2003. Maintenance revenue remained relatively constant in 2003 as compared to the same period in 2002. Maintenance revenue from the asyst(R) product line increased in 2003 but was offset by a decrease in revenue from several older product lines. Equipment and supplies sales remained constant in both periods.

     Total costs and expenses decreased 6% from $807,263 in 2002 to $762,299 in 2003. Salary expense decreased slightly from $480,878 in 2002 to $469,575 in 2003. Salary expense increased from the growth of the sales staff during the previous year but was offset by lower incentives resulting from decreased results of operations. Other general, administrative and selling expenses decreased 7% from $178,709 in 2002 to $167,067 in 2003, due in part, to a decrease in employees and franchise taxes. Depreciation and amortization expense increased 11% from $57,387 in 2002 to $63,948 in 2003 due to increased expense related to the purchase of equipment. Commission expense decreased 59% from $52,894 in 2002 to $21,835 in 2003 due to a decrease in revenue from which commissions are earned. Cost of equipment and supplies sold increased 7% from $37,395 in 2002 to $39,874 in 2003 as a result of an increase in the volume of computer equipment and supplies sold.

Nine Month Period Ended September 30, 2003 and 2002
---------------------------------------------------

     The Company's total revenue decreased from $2,612,632 during the nine months ended September 30, 2002 to $2,531,780 during the comparable period in 2003. Software license fees decreased 38% from $553,429 in 2002 to $343,223 in 2003. This decrease resulted from a lower than anticipated sales to new accounts during 2003 and lower sales of additional products to existing customers in 2003. Installation and training revenue, which does not necessarily change in direct correlation with the licensing of the Company's software products, increased slightly from $309,310 in 2002 as compared to $315,915 in 2003. Maintenance revenue increased 6% from $1,533,226 in 2002 to $1,626,057 in 2003, due primarily to an increase in revenue from the asyst(R) product line and customers acquired by the Company in 2002. Equipment and supplies sales increased 18% from $207,103 in 2002 to $244,977 in 2003 as a result of an increase in the volume of computer equipment and supplies sold to customers acquired by the Company in 2002.

     Total costs and expenses increased 6% from $2,228,402 in 2002 to $2,353,694 in 2003. Salary expense increased 9% from $1,286,877 in 2002 to $1,401,730 in 2003, due in part, from the addition of employees related to previous acquisitions and through the growth of the sales staff during the previous year. Other general, administrative and selling expenses remained constant at $581,464 in 2003 as compared to $580,784 in 2002. Depreciation and amortization expense increased 22% from $153,310 in 2002 to $187,049 in 2003 due to increased expense related to the addition of assets related to the 2002 acquisitions and equipment purchased. Commission expense decreased 51% from $94,395 in 2002 to $46,065 in 2003 due to a decrease in revenue from which commissions are earned. Cost of equipment and supplies sold increased 22% from $113,036 in 2002 to $137,386 in 2003 as a result of an increase in the volume of computer equipment and supplies sold in conjunction with its software products.

Liquidity and Capital Resources
-------------------------------

     The Company had net cash provided from operating activities of $283,531 during the nine months ended September 30, 2003, as compared to net cash provided by operations of $388,251 for the same period in 2002. This decrease in cash provided in 2003 was primarily from lower results of operations during the first nine months of 2003. Net cash of $168,059 was utilized in 2003 for capital acquisitions.

     Management believes that its ability to generate positive cash flows from operations, in addition to its existing cash balances, will be adequate to meet its working capital requirements in the next 12 months.

     The Company is currently in arrears in the payment of dividends to holders of its preferred stock. As of September 30, 2003, dividends were in arrears on the Series B preferred stock in the amount of $524,975 and on Series E preferred stock in the amount of $258,445.

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


Item 3. Controls and Procedures

     As of the end of the quarter covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls andprocedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. The Company has not made any significant changes to its disclosure controls and procedures or in other factors that could significantly affect its disclosure controls and procedures subsequent to the date of the evaluation described above.

Part II - Other Information

Item 1.  Legal Proceedings

     The Company at various times has been a defendant in certain legal actions, which arose out of the normal course of business. In the opinion of management, none of these actions are expected to have a material effect on the consolidated results of operations or financial position of the Company.

Item 2.  Change In Securities

         Not Applicable

Item 3.  Defaults Upon Senior Securities

     The Company is in arrears in the payment of dividends to holders of its Series B and E Preferred Stock. Holders of Series B Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 2003, are entitled to the payment of approximately $524,975 in dividends, which are currently in arrears. Holders of Series E Preferred Stock are entitled to annual dividends of $.07 per share, payable quarterly and, as of September 30, 2003, are entitled to the payment of approximately $258,445 in dividends, which are currently in arrears.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

Part II - Other Information [Cont'd]


Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits  31.1  Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                       31.2  Principal Financial Officer Certification pursuant
                              to Section 302 of the Sarbanes-Oxley Act of 2002

                       32.1  Principal Executive Officer Certification pursuant
                              to Section 906 of the Sarbanes-Oxley Act of 2002

                       32.2  Principal Financial Officer Certification pursuant
                              to Section 906 of the Sarbanes-Oxley Act of 2002


          (b) The Company filed an 8-K dated August 26, 2003 related to engagement of Hein & Associates LLP as the Company's independent accountants.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     United Systems Technology, Inc.


Date:  November 13, 2003             By: /s/  Thomas E. Gibbs
                                         --------------------
                                         Thomas E. Gibbs, President
                                          and Chairman of the Board
                                         (Principal Executive Officer)



Date:  November 13, 2003             By: /s/  Randall L. McGee
                                         ---------------------
                                         Randall L. McGee, Secretary
                                          and Treasurer
                                         (Principal Financial and
                                          Accounting Officer)

EXHIBIT 31.1
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Thomas E. Gibbs, Chief Executive Officer of United Systems Technology, Inc. ("registrant"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of the registrant;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  November 13, 2003             By: /s/  Thomas E. Gibbs
                                         --------------------
                                         Thomas E. Gibbs
                                         President and Chief Executive Officer

EXHIBIT 31.2
                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Randall L. McGee, Chief Financial Officer of United Systems Technology, Inc. ("registrant"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of the registrant;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  November 13, 2003         By: /s/  Randall L. McGee
                                     ---------------------
                                     Randall L. McGee
                                     Vice President and Chief Financial Officer

Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the Quarterly Report of United Systems Technology, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2003 (the "Report"). I, Thomas E. Gibbs, Principal Executive Officer of the Company, hereby certify that, to the best of my knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     2. The information contained in the Report fairly presents, in all material respect, the financial condition and results of the operations of the Company.


Date:  November 13, 2003             By: /s/  Thomas E. Gibbs
                                         --------------------
                                         Thomas E. Gibbs, President
                                          and Chairman of the Board
                                         (Principal Executive Officer)

Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the Quarterly Report of United Systems Technology, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2003 (the "Report"). I, Randall L. McGee, Principal Financial and Accounting Officer of the Company, hereby certify that, to the best of my knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     2. The information contained in the Report fairly presents, in all material respect, the financial condition and results of the operations of the Company.



Date:  November 13, 2003         By: /s/  Randall L. McGee
                                     ---------------------
                                     Randall L. McGee, Secretary
                                      and Treasurer
                                     (Principal Financial and
                                      Accounting Officer)