Form 10KSB
period 2003-12-31
UNITED SYSTEMS TECHNOLOGY INC
filed 2004-03-29
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                              --------------------

  For the Fiscal Year Ended:                    Commission File Number
      December 31, 2003                                0-9574

                              --------------------

                         UNITED SYSTEMS TECHNOLOGY, INC.

         Iowa                                         42-1102759
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

     Registrant's revenues for its fiscal year ended December 31, 2003 were $3,491,499.

     As of March 12, 2004 the aggregate market value of voting stock held by non-affiliates of the Registrant was $3,248,217.

     As of March 12, 2004, there were 56,178,663 shares of the Registrant's Common Stock outstanding.

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

     In June of 2002, the Company acquired substantially all of the assets of Shamrock Systems, whose business is to provide application software to Distributors, Power Equipment Dealers and Powersports Dealers. USTI is in the process of adapting certain asyst(R) products and developing others to offer to these markets through it's Shamrock Systems division.

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

     For the year ended December 31, 2003, the Company generated approximately 16% of its revenue from the sale of software, 12% from installation, training and customer support, 63% from software maintenance, and 9% from equipment and supplies sales.

 Marketing

     The Company markets its products on a nationwide basis in the United States and Canada. Marketing is conducted through its full-time sales staff in Dallas, Texas as well as through the Company's full-time sales representatives located in Minneapolis, Minnesota, Lexington, Kentucky, New Orleans, Louisiana, New Bern, North Carolina, Memphis, Tennessee and London, Ontario.

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

     Approximately 25% of the Company's customers are located in Texas and Minnesota, and the remaining customers are located in various states and provinces in the United States and Canada.

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

Employees

     The Company presently has 37 full-time employees, including its executive officers. In addition, from time to time, the Company engages the services of consultants and part-time employees.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2003.

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


                                         High                   Low
      Quarter Ended                    Bid Price             Bid Price

      March 31, 2002                     $0.12                 $0.08
      June 30, 2002                      $0.10                 $0.07
      September 30, 2002                 $0.10                 $0.05
      December 31, 2002                  $0.08                 $0.05
      March 31, 2003                     $0.08                 $0.05
      June 30, 2003                      $0.10                 $0.05
      September 30, 2003                 $0.09                 $0.06
      December 31, 2003                  $0.08                 $0.06


     As of March 12, 2004, the Company had 455 shareholders of record and its common stock had a closing bid price of $.07 per share and a closing asked price of $.08 per share.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company derives its revenue from the licensing of its software packages, installation, training and customer modifications, maintenance agreements and sale of equipment and supplies. Results of operations for 2003 include revenues of $3,491,499 resulting in net income of $369,329 as compared to revenues of $3,618,907 and net income of $555,814 in 2002.

     The Company has completed the development of several new software products, which enhances the competitiveness of its comprehensive software offering. These products are marketed under the asyst(R) brand name, were developed as Windows applications to "look and work like Microsoft Office", and include a Fund Accounting product line, a Utility Billing product line, a General Government product line and a Public Safety product line. The Fund Accounting product line includes General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts, Payroll and Fixed Assets modules. The Utility Billing product line includes Utility Billing, Service Orders, Meter Reader Interface, Bank Drafts and Budget Billing modules. The General Government product line includes Master and Land Directories, Business and Animal Licenses, Code Enforcement, Building Permits and Property Tax modules. The Public Safety product line includes Master Name Index, Calls for Service, Offense Reports, Citations, State Interface, Computer Aided Dispatch, Jail Management, Alarm Billing and UCR Reports modules. The Company is currently developing additional modules for its asyst(R) product line to add to its existing asyst(R) offerings including an asyst(R) forPowersports product line. The asyst(R) for Powersports product line will include the core asyst(R) accounting modules and will have the additional functionality of point of sale, inventory, repair orders, finance and insurance and fiche interface.

     The Company believes its asyst(R) product line will continue to offer its current and prospective customers an attractive software solution, both from a financial and functionality standpoint and follows the trend of clients moving to Windows based PC networks.

     The following table sets forth, for the period indicated, the relative percentage which certain items in the Consolidated Statements of Income of the Company bear as a percent of total revenues for that period.


                                                Percentage of Revenues
                                                Year Ended December 31,
                                                -----------------------
                                                  2003           2002
                                                  ----           ----
Revenue
    Software Packages                              16%            22%
    Installation, training and
     customer support                              12%            12%
    Maintenance                                    63%            58%
    Equipment and other                             9%             8%
                                                   ---            ---
                                                   100%           100%

Costs and expenses
    Salaries                                        55%            51%
    Other general administrative
     and selling expense                            21%            20%
    Depreciation and amortization                    7%             6%
    Commissions                                      2%             4%
    Cost of equipment sold                           5%             5%
                                                    ---            ---

    Total costs and expenses                        90%            86%

    Operating income                                10%            14%

    Non-operating income, net                        2%             1%

    Net income                                      12%            15%


2003 vs 2002

     The Company's total revenue decreased 4% for the year ended December 31, 2003 from $3,618,907 in 2002 to $3,491,499 in 2003. Software license fees decreased 31% from $792,563 in 2002 to $548,031 in 2003 due, in part, to a decrease in the licensing of the Company's asyst(R) products during 2003 and a decrease in the sales of additional packages to the existing customer base in 2003. Installation, training and customer support revenue, which do not necessarily change in correlation with the licensing of the Company's software products, remained constant from 2002 to 2003. Maintenance revenue increased 5% from $2,086,505 in 2002 to $2,183,354 in 2003, due to an increase in revenue from the asyst(R) products and from the Shamrock customers acquired by the Company during 2002. This increase was offset by a reduction in maintenance revenue from the Company's other product lines. Equipment sales and supplies increased 6 % from $305,310 in 2002 to $323,126 in 2003 as a result of an increase in the volume of forms and supplies sold customers using the Company's software products.

     Total costs and expenses increased 2% for the period ended December 31, 2003 from $3,110,304 in 2002 to $3,176,737 in 2003. Salary expense increased 5%
from $1,839,074 in 2002 to $1,935,709 in 2003 due, in part, from the addition of employees during 2003 and the full year effect of employees added related to acquisitions during 2002. These increases were offset by a reduction of incentives related to lower results of operations in 2003. Other general, administrative and selling expenses remained constant from $645,407 in 2002 to $636,309 in 2003. Depreciation and amortization expense increased 22% from $210,555 in 2002 to $256,268 in 2003 resulting from the purchases of property and equipment during 2003. Commission expenses decreased from $155,308 in 2002 to $79,456 in 2003 resulting from a lower volume of commissionable sales in 2003. Cost of equipment sold increased 6% from $165,870 in 2002 to $175,190 in 2003 as a result of increased sales of forms and supplies in 2003.

Liquidity and Capital Resources

     The Company had net cash provided by operating activities of $595,836 during 2003 as compared to $658,465 provided in 2002. Cash provided from operations in 2003 was due, in part, to income generated from operations during 2003. Net cash of $135,697 was utilized in 2003 for the purchase of equipment necessary for the sales, development and support of its products. The effect of the Canadian dollar exchange rate on cash resulted in an increase during 2003 of $347,548.

     Management believes that the ability to generate positive cash flows from operations, in addition to its existing cash balances will be adequate to meet its working capital requirements in the near future.

     The Company was previously in arrears in the payment of dividends to holders of its preferred stock. As of December 31, 2003, dividends were in arrears on the Series B preferred stock in the amount of $533,800 and on Series E preferred stock in the amount of $263,735. On January 27, 2004, the Company redeemed the outstanding Series B and Series E preferred stock, including all accrued and unpaid dividends, for a total price of $1,500,000.

Contractual Obligations

     The following table sets forth our contractual obligations at December 31, 2003, for the periods shown:



                                   Within
Contractual Obligations   Total   1 Year   2-3 Years   4-5 Years    Thereafter
-----------------------   -----   ------   ---------   ---------    ----------
 Debt                    $  -     $  -     $  -       $   -         $   -
 Operating leases         101,385  69,090   32,295        -             -
 Purchase commitments       -        -        -           -             -
                          -------  -------  -------     -------      -------
 Total contractual
  cash obligations       $101,385 $69,090  $32,295    $   -        $    -
                          =======  ======   =======     =======      =======

Recent Accounting Pronouncements

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. FAS 150 requires that an issuer classify a financial instrument that is within FAS
150's scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. FAS 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances): mandatory redeemable financial instruments; obligations to repurchase the issuer's equity shares by transferring assets; and certain obligations to issue a variable number of its equity shares. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material effect on the company's consolidated balance sheet.

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

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                United Systems Technology, Inc. and Subsidiaries
                   Index to Consolidated Financial Statements


                                                                Pages

Report of Independent Certified Public
 Accountants     Hein & Associates LLP                           F-1
                 Grant Thornton LLP                              F-2

Consolidated Financial Statements

 Balance sheets as of December 31, 2003 and 2002                 F-3
  Statements of income for the years
   ended December 31, 2003 and 2002                              F-4
  Statements of stockholders' equity for the years
   ended December 31, 2003 and 2002                              F-5
  Statements of cash flows for the years
   ended December 31, 2003 and 2002                              F-6
  Notes to Consolidated Financial Statements                     F-7 to F-16

               Report of Independent Certified Public Accountants


Board of Directors and Stockholders
United Systems Technology, Inc.


     We have audited the accompanying consolidated balance sheet of United Systems Technology, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Systems Technology, Inc. and subsidiaries as of December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ HEIN & ASSOCIATES LLP
    ---------------------
Dallas, Texas
February 11, 2004

               Report of Independent Certified Public Accountants


Board of Directors and Stockholders
United Systems Technology, Inc.


     We have audited the accompanying consolidated balance sheet of United Systems Technology, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Systems Technology, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Grant Thornton LLP
    ------------------
Dallas, Texas
March 24, 2003

                United Systems Technology, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                  December 31,

                                                  2003             2002
                                               ===========     ===========
     Assets
Current Assets
 Cash and cash equivalents                     $ 2,608,485    $  1,800,798
 Trade accounts receivable, less allowance
  for doubtful accounts of $34,500 in
  2002 and 2001                                  1,047,206       1,118,885
                                                 ---------       ---------
   Total current assets                          3,655,691       2,919,683
                                                 ---------       ---------

Property and equipment at cost, net                209,594         150,049
Goodwill, net                                      483,842         483,842
Purchased software, net                            580,038         679,603
Deposits and other                                  22,914          16,121
                                                 ---------       ---------
                                                 1,296,388       1,329,615
                                                 ---------       ---------
   Total Assets                                $ 4,952,079    $  4,249,298
                                                 =========       =========

    Liabilities and Stockholders' Equity
Current Liabilities
 Trade accounts payable                        $    32,721    $     60,732
 Accrued payroll                                   198,435         313,259
 Other accrued expenses                            164,156         157,936
 Deferred revenue                                1,553,563       1,511,637
                                                 ---------       ---------
   Total current liabilities                     1,948,875       2,043,564

Commitments and contingencies (Note 6)                -               -

Stockholders' Equity
 Preferred stock, convertible, voting,
  cumulative, par value $.10 per share;
  authorized 5,000,000 shares; issued and
  outstanding, 500,000 shares of Series B,
  300,000 shares of Series E,aggregate
  liquidating preference of $800,000
  ($1.00 per share)in 2003 and 2002                 80,000          80,000
 Common stock, par value $.10 per share;
  authorized 100,000,000 shares; issued
  and outstanding 56,178,663 shares in
  2003 and 2002                                  5,617,866       5,617,866
 Additional paid-in capital                      2,825,554       2,825,554
 Accumulated deficit                            (5,873,928)     (6,243,257)
 Accumulated other comprehensive income (loss)     353,712         (74,429)
                                                 ---------       ---------
   Total stockholders' equity                    3,003,204       2,205,734
                                                 ---------       ---------

   Total liabilities and stockholders' equity  $ 4,952,079    $  4,249,298
                                                 =========       =========


    The accompanying notes are an integral part of the financial statements.

                United Systems Technology, Inc. and Subsidiaries
                        Consolidated Statements of Income
                        For The Years Ended December 31,


                                                  2003             2002
                                               ===========     ===========
Revenue
 Software packages                             $   548,031    $    792,563
 Installation, training and customer support       424,503         426,423
 Maintenance                                     2,183,354       2,086,505
 Equipment sales and supplies                      323,126         305,310
 Other                                              12,485           8,106
                                                 ---------       ---------
                                                 3,491,499       3,618,907
                                                 ---------       ---------

Costs and expenses
 Salaries                                        1,935,709       1,839,074
 Other general, administrative and
  selling expense                                  636,309         645,407
 Depreciation and amortization                     256,268         210,555
 Rent                                               93,805          94,090
 Commissions                                        79,456         155,308
 Cost of equipment and supplies sold               175,190         165,870
                                                 ---------       ---------
                                                 3,176,737       3,110,304
                                                 ---------       ---------
Operating income                                   314,762         508,603
                                                 ---------       ---------
Other (expense) income
 Interest expense                                     -               (786)
 Gain on settlement of debt                           -             20,145
 Interest income                                    54,567          27,852
                                                 ---------       ---------
                                                    54,567          47,211
                                                 ---------       ---------
Net income                                         369,329         555,814

Preferred stock dividend requirement               (56,000)        (56,000)
                                                 ---------       ---------
Income allocable to common shareholders        $   313,329    $    499,814
                                                 =========       =========

Basic and diluted income per common share      $      0.01    $       0.01
                                                 =========       =========
Weighted average number of common
 shares outstanding
   Basic                                        56,178,663      56,178,663
                                                ==========      ==========
   Diluted                                      59,474,050      60,495,875
                                                ==========      ==========


    The accompanying notes are an integral part of the financial statements.

                United Systems Technology, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                        For the Years Ended December 31,


                              Additional           Currency    Purchase
          Capital Stock Issued Paid-In    Accum   Translation    Note
         Preferred  Common     Capital   Deficit  Adjustments Receivable Total
         ---------  ------     -------   -------  ----------- ---------- -----
Balance,
January
 1, 2002  $80,000 $5,617,866 $2,825,554$(6,799,071)$(70,808)$(40,000)$1,613,541
Note
receivable
paid                                                          40,000     40,000
Comprehesive
 income
 Net income                                555,814                      555,814
 Currency
 translation
 adjustments                                         (3,621)             (3,621)
                                                                      ---------
Total
comprehensive
income                                                                  552,193
           ------  ---------  ---------   ---------  -------  ------  ---------
Balance,
December
 31, 2002  80,000  5,617,866  2,825,554 (6,243,257) (74,429)     -    2,205,734

Comprehesive
 income
 Net income                                369,329                      369,329
 Currency
 translation
 adjustments                                        428,141             428,141
                                                                      ---------
Total
comprehensive
income                                                                  797,470
           ------  ---------  ---------   ---------  -------  ------  ---------
Balance,
 December
 31, 2003 $80,000 $5,617,866 $2,825,554$(5,873,928)$353,712 $    -   $3,003,204
           ======  =========  =========  =========  =======   ======  =========


   The accompanying notes are an integral part of the financial statements.

                United Systems Technology, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                        For the Years Ended December 31,


                                                  2003             2002
                                               ===========     ===========
Cash flows in operating activities:
 Net income                                    $   369,329    $    555,814
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                   256,268         210,555
   Gain on settlement of debt                         -            (20,145)
   Changes in operating assets and of
    acquisitions:
     Trade accounts receivable                     224,069        (214,043)
     Deposits and other                             22,419          15,877
     Trade accounts payable                         (6,712)         (2,729)
     Accrued expenses                             (138,965)        100,310
     Deferred revenue                             (130,572)         12,826
                                                 ---------       ---------
 Net cash provided by operating activities         595,836         658,465
                                                 ---------       ---------
Cash flows from investing activities:
 Purchases of property and equipment              (135,697)        (56,954)
 Acquisitions of businesses                           -           (215,886)
                                                 ---------       ---------
 Net cash used in investing activities            (135,697)       (272,840)
                                                 ---------       ---------
Cash flows from financing activities:
 Proceeds from payment of stock purchase
  notes receivable                                    -             40,000
 Repayment of notes payable                           -            (10,416)
                                                 ---------       ---------
Net cash provided by financing activities             -             29,584
                                                 ---------       ---------

Effect of exchange rate changes on cash            347,548           2,416
                                                 ---------       ---------

Increase in cash and cash equivalents              807,687         417,625
Cash and cash equivalents, beginning of year     1,800,798       1,383,173
                                                 ---------       ---------
Cash and cash equivalents, end of year         $ 2,608,485    $  1,800,798
                                                 =========       =========


Supplemental disclosure of non-cash investing activities:
                                                                   2002
                                                               ===========

 Acquisition of businesses:
   Assets Acquired                                            $    286,000
   Cash paid for acquisitions                                     (215,886)
                                                                 ---------
   Liabilities assumed                                        $     70,114
                                                                 =========


    The accompanying notes are an integral part of the financial statements.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


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

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

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

     Financial Instruments

     The fair value of the Company's financial  instruments,  consisting of cash
and  cash   equivalents,   trade  accounts   receivable  and  accounts  payable,
approximate their carrying values.

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

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

1.   Summary of Significant Accounting Policies (Cont'd.):

                                                            Year Ended
                                                           December 31,
                                                        2003         2002
                                                        ----         ----

   Income allocable to common stockholders            $ 313,329    $ 499,814

   Deduct: Total stock-based employee
           compensation expense determined
           under fair market value based method
           for awards granted, modified, or
           settled, net of related tax effects          123,750      123,750
                                                        -------      -------
   Pro forma income allocable to common stockholders  $ 189,579    $ 376,064
                                                        -------      -------

       Earnings per share:
       Basic and diluted - as reported                  $   .01      $   .01
       Basic and diluted - pro forma                    $   NIL      $   .01

     The fair value of these options was estimated at the date of grant in 2001 using the Black-Scholes option pricing model with the following weighted-average assumptions, expected volatility of 100%; risk free interest rate of 5%; no dividend yield; and expected lives of four to five years.

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

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

1.   Summary of Significant Accounting Policies (Cont'd.):

     Recent Accounting Pronouncements

     Accounting for Certain Financial Instruments

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. FAS 150 requires that an issuer classify a financial instrument that is within FAS
150's scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. FAS 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances): mandatory redeemable financial instruments; obligations to repurchase the issuer's equity shares by transferring assets; and certain obligations to issue a variable number of its equity shares. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material effect on the company's consolidated balance sheet.

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

     The following unaudited pro forma information presents the results of operations of the Company as if the acquisitions had taken place on January 1, 2002 (in thousands, except per share data):

                                                        Year ended
                                                        December 31,
                                                            2002
                                                            ----
               Revenues                                    $3,847
               Net income                                  $  568
               Net income per common share                 $  .01


                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

     The pro forma results of operations have been presented for comparative purposes only and do not purport to be indicative of the results of operations which actually would have occurred had the acquisitions been made as of the date indicated or of results which may occur in the future.

3.   Property and Equipment:

                                                   2003           2002
                                                   ----           ----

         Leasehold improvements                $  103,991    $   75,025
         Furniture and fixtures                    84,982        70,847
         Equipment                              1,207,487     1,125,591
                                                ---------     ---------
                                                1,396,460     1,271,463
         Less accumulated depreciation
         and amortization                      (1,186,866)   (1,121,414)
                                                ---------     ---------
                                               $  209,594    $  150,049
                                                =========     =========

4.   Goodwill and Purchased Software:

     Goodwill and purchased software consist of the following:

                                                      Accumulated
                                          Cost        Amortization       Net
         2003
         ----
         Goodwill                     $ 2,002,392     $(1,518,550)   $ 483,842
         Purchased software             1,779,562      (1,199,524)     580,038

         2002
         ----
         Goodwill                     $ 2,002,392     $(1,518,550)   $ 483,842
         Purchased software             1,608,509        (928,906)     679,603


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

     Goodwill is tested for impairment annually. Additionally, no changes in the carrying amount of goodwill occurred for the years ended December 31 2003 and 2002.

     Estimated amortization expense for the Company's purchased software for each of the years ending December 31, is as follows:

                                                   Estimated Amortization
                                                         Expense
                                                         -------
                                2004                   $ 179,300
                                2005                   $ 171,000
                                2006                   $ 105,700
                                2007                   $  44,000


                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


5.   Preferred Stock and Subsequent Event:

     The Series B preferred stock provides for: (i) a cumulative dividend of $.07 per share per annum, payable quarterly, (ii) a liquidation preference of $1.00 per share plus accrued but unpaid dividends; (iii) the right to convert each share plus accrued but unpaid dividends into common stock; (iv) the right to vote on all matters submitted to a vote of stockholders of the Company; and
(v) redemption at the Company's option at a redemption price of $1.00 per share plus all accrued and unpaid dividends. As of December 31, 2003 the 500,000 outstanding shares of Series B preferred stock were entitled to be converted into 5,168,995 shares of common stock and were entitled to 5,168,995 votes on all matters submitted to a vote of stockholders. At December 31, 2003 cumulative dividends of approximately $533,800 were in arrears.

     The Series E preferred stock provides for: (i) a cumulative dividend of $.07 per share per annum, payable quarterly; (ii) a liquidation preference of $1.00 per share plus accrued but unpaid dividends; (iii) the right to convert each share plus accrued but unpaid dividends into common stock; (iv) the right to vote on all matters submitted to a vote of stockholders of the Company; and
(v) redemption at the Company's option at a redemption price of $1.00 per share plus all accrued and unpaid dividends. As of December 31, 2003 the 300,000 outstanding shares of Series E preferred stock were entitled to be converted into 2,818,685 shares of common stock and were entitled to 2,818,685 votes on all matters submitted to a vote of stockholders. At December 31, 2003, cumulative dividends of approximately $263,735 were in arrears.

     On January 27, 2004, the Company redeemed the outstanding Series B and Series E preferred stock, including all accrued and unpaid dividends, for a total price of $1,500,000.

6.   Commitments and Contingencies:

     Operating Lease and Related Party Lease

     The Company leases its corporate facility at 1850 Crown Road, Suite 1109, Dallas, Texas, 75234. The lease for this facility was entered into on August 1, 2000 for a sixty-month lease term commencing on August 1, 2000 and expiring on September 30, 2005. USTI Canada, Inc leases a facility at 650 Colborne Street, Suite 7, London, ON, N6A 5A1 from a related party. The lease for this facility was entered into on January 1, 2003 for a twenty-four month lease term commencing on January 1, 2003 and expiring on December 31, 2004. The future minimum annual lease payments under these leases are approximately $69,090 in 2004 and $32,300 in 2005. Rent expense was $93,805 and $94,090 in 2003 and 2002, respectively.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


7.   Common Stock Options and Warrants:

     Stock Options

     During 2001, the Board of Directors issued non-qualified stock options to certain employees and directors at the quoted market price of the Company's stock at the date of the grant. These options become exercisable over a period of up to five years and expire in 2006. No options were granted in 2003 and 2002.

     Additional information with respect to options outstanding at December 31, 2003, and the changes for each of the two years in the period then ended was as follows:

                                                            2003
                                                            ----
                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                                     Shares         Price
                                                     ------         -----
         Outstanding at beginning of year          12,875,000       $.05
                                                   ----------        ---
         Outstanding at end of year                12,875,000       $.05
                                                   ----------        ---
         Options exercisable at December 31, 2003   6,437,500       $.05
                                                    ---------        ---

                                                            2002
                                                            ----
                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                                     Shares         Price
                                                     ------         -----
         Outstanding at beginning of year          13,025,000       $.05
         Forfeited                                   (150,000)       .05
                                                   ----------        ---

         Outstanding at end of year                12,875,000       $.05
                                                   ----------        ---

         Options exercisable at December 31, 2002   3,218,750       $.05
                                                   ----------        ---

     Information about stock options outstanding at December 31, 2003 is summarized as follows:


                                            Options Outstanding
                                ---------------------------------------------
                                             Weighted Average
                                 Number        Remaining            Average
   Range of Exercise Prices    Outstanding   Contractual Life   Exercise Price
   ------------------------    -----------   ----------------   --------------
          $.05                  12,875,000       2.9 years          $.05


     Stock Purchase Warrants

     At December 31, 2003 and 2002 warrants for 75,000 shares of common stock, exercisable at $.11 per share and expiring in 2005 were outstanding.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


8.   Earnings Per Share:

     The following table sets forth the computation of basic and diluted earnings per share:

                                                         Year Ended
                                                        December 31,
                                                     2003           2002
                                                     ----           ----

  Income allocable to common stockholders         $ 313,329      $ 499,814

  Weighted average shares
   outstanding - basic                           56,178,663     56,178,663
  Effect of dilutive stock
   options and warrants                           3,295,387      4,317,212
                                                 ----------     ----------

  Weighted average shares
   outstanding - diluted                         59,474,050     60,495,875
                                                 ==========     ==========

  Income per common share - basic                  $   .01        $   .01
  Income per common share - diluted                $   .01        $   .01

     In 2003 and 2002, the assumed conversion of the Company's convertible preferred stock was excluded from the computation of diluted income per share because its effect would be antidilutive. In 2003 and 2002, warrants to purchase 75,000 shares of the Company's common stock were excluded from the computation of diluted income per share because the effect would be antidilutive.

9.   Income Taxes:

     At December  31, 2003,  the Company has United  States net  operating  loss carryforwards of approximately $858,000 and Canadian net operating loss carryforwards of approximately $350,000. These carryforwards expire from 2008 through 2011.

     For the years ended December 31, 2003 and 2002 the difference between the effective federal income tax rate and the amounts determined by applying the statutory federal income tax rate to income before provision for federal income tax was as follows:

                                                    2003           2002
                                                   Amount         Amount
                                                   ------         ------
      Federal income tax at statutory rate       $ 116,500      $ 193,800
      Other                                         68,600         (6,500)
      Expiration of capital loss carryforwards
       and other tax credits                       283,300           -
      Change in valuation allowance               (468,400)      (187,300)
                                                   -------        -------
                                                 $    -         $    -
                                                   =======        =======

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

9.   Income Taxes (Cont'd.):

     Income (loss) before income taxes is comprised of the following:

                                                    Year ended December 31,
                                                     2003            2002
                                                     ----            ----
               United States                      $ 483,096       $ 494,677
               Canada                              (113,767)         61,137
                                                    -------         -------

                                                  $ 369,329       $ 555,814
                                                    =======         =======

     The components of the deferred tax accounts as of December 31, 2003 and 2002 are as follows:

                                                      2003            2002
                                                      ----            ----
             Deferred tax assets:

              Net operating loss carryforward     $ 625,300       $ 634,600
              Capital loss carryforward                -            212,300
              Deferred revenue                      219,100         234,400
              Accounts payable and
               accrued expenses                      82,800         123,700
              General business tax credits             -             71,000
              Other                                  10,600          10,600
                                                   --------        --------

                  Total deferred tax asset          937,800       1,286,600
                                                   --------        --------

             Deferred tax liabilities:
              Accounts receivable                   111,700          87,500
              Purchased software, property
               and equipment                        466,500         371,100
                                                    -------         -------

             Total deferred tax liability           578,200         458,600
                                                    -------         -------

             Net deferred tax asset before
              valuation allowance                   359,600         828,000

             Less valuation allowance               359,600         828,000
                                                    -------         -------

                  Net deferred tax asset          $    -          $    -
                                                    =======         =======

     The Company has recorded a valuation allowance equal to the net deferred tax asset. While the Company has utilized a portion of its loss carryforwards in recent years, there is no certainty that the remaining carryforwards will be utilized prior to their expiration.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

10.   Employee Benefit Plans:

     Effective  January 16, 1992, the Company  established  the USTI  Employee's
401(k) Profit Sharing Plan and Trust (the "Plan"), which is a defined contribution plan that covers substantially all full-time employees of the Company eligible to participate. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and
Section 401(k) of the Internal Revenue Code. The Company made contributions for the benefit of the participants in the Plan in the amount of $21,600 and $19,300 for the years ended December 31, 2003 and 2002, respectively.

11.   Foreign Operations:

     Information regarding foreign operations as of and for the years ended December 31, 2003 and 2002 are as follows. Sales are attributed to countries based upon the location of the customer.

                                                    Year Ended
                                                   December 31,
                                               2003            2002
                                               ----            ----
           Revenue
            United States                  $ 2,255,363     $ 2,117,350
            Canada                           1,236,136       1,501,557
                                             ---------       ---------

                                           $ 3,491,499     $ 3,618,907
                                             ---------       ---------

                                                    Year Ended
                                                   December 31,
                                               2003            2002
                                               ----            ----
           Long-lived assets
            United States                 $   617,779      $   654,080
            Canada                            678,609          675,535
                                            ---------       ---------

                                          $ 1,296,388      $ 1,329,615
                                            ---------       ---------

ITEM  8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 26, 2003, the Audit Committee of the Board of Directors of the Company engaged Hein & Associates LLP as its independent accountants for the fiscal year ending December 31, 2003. In addition, on August 26, 2003, the Audit Committee of the Board of Directors dismissed Grant Thornton LLP ("Grant Thornton") as the Registrants independent accountant. The reports of Grant Thornton on the Registrant's consolidated financial statements for the years ended December 31, 2002 and 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the two most recent fiscal years and through August 26, 2003, there have been no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused them to make reference thereto in their reports on the Registrant's consolidated financial statements for such years.

Item 8A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. The Company has not made any significant changes to its disclosure controls and procedures or in other factors that could significantly affect its disclosure controls and procedures subsequent to the date of the evaluation described above.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 2004 Annual Meeting of Shareholders under the captions "Election of Directors" and "Executive Officers." Such information is incorporated herein by reference therefrom.


ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 2004 Annual Meeting of Shareholders under the caption "Management Compensation." Such information is incorporated herein by reference therefrom.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 2004 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management." Such information is incorporated herein by reference therefrom.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 2004 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions." Such information is incorporated herein by reference therefrom.

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

10.11 Stock Purchase Agreement, dated February 14, 1990, by and between Farm Bureau Mutual Insurance Company and the Company. (Incorporated by reference, Form 8-K Current Report dated February 15, 1990, Exhibit 10.5)

10.12 Asset Purchase Agreement, dated June 10, 1991, by and between the Company and New Jersey Municipal Data Management, Inc. (Incorporated by reference Form 8-K Current Report, dated June 10, 1991)

10.13 Asset Purchase Agreement, dated December 22, 1994, by and between the Company and Sequoia Pacific Systems, a division of Smurfit Packaging Corporation. (Incorporated by reference Form 8-K Current Report, dated December 22, 1994, Exhibit 10.1)

10.14 Assignment and Assumption Agreement, dated December 22, 1994, by and between the Company and Sequoia Pacific Systems, a division of Smurfit Packaging Corporation. (Incorporated by reference Form 8-K Current Report, dated December 22, 1994, Exhibit 10.2)

10.15 Asset Purchase Agreement, dated October 17, 1994, by and between the Company and Noll Computer Systems, Inc.("NCS"). (Incorporated by reference, Annual Report on Form 10-KSB for the year ended December 31, 1994, Exhibit 10.15)

10.16 Asset Purchase Agreement, dated November 15, 1995, by and between the Company, Dralvar Capital Corp. ("Dralvar") and Ken Neff. (Incorporated by reference, Form 8-K Current Report, dated November 15, 1995,
      Exhibit 10.1)

10.17 Asset purchase Agreement dated February 21, 1997, by and between the Company and Noll Computer Services, Inc. ("NCS"). (Incorporated by reference, Annual Report on Form 10-KSB for the year ended December 31, 1996, Exhibit 10.17)

31.1 Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number

31.2 Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



 (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the year for which this report is filed.


 (c)  Exhibits

     The response to this portion of Item 13 is submitted as a separate section of this report.

 (d)  Financial Statement Schedules

     The response to this portion of Item 13 is submitted as a separate section of this report.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 2004 Annual Meeting of Shareholders under the caption "Principal Accountant Fees and Services." Such information is incorporated herein by reference therefrom.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         UNITED SYSTEMS TECHNOLOGY, INC.



Date: March 29, 2004                   By:  /s/  Thomas E. Gibbs
                                            --------------------
                                            Thomas E. Gibbs,
                                             Chief Executive Officer and
                                             Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 29, 2004                   By: /s/  Thomas E. Gibbs
                                           --------------------
                                           Thomas E. Gibbs,
                                            Chief Executive Officer and
                                            Chairman of the Board
                                           (Principal Executive Officer)

Date: March 29, 2004                   By: /s/  Randall L. McGee
                                           ---------------------
                                           Randall L. McGee,
                                            Secretary, Treasurer and Director
                                           (Principal Financial &
                                            Accounting Officer)

Date: March 29, 2004                   By:  /s/  Scott Burri
                                            ----------------
                                            Scott Burri, Director


Date: March 29, 2004                   By:  /s/  Earl Cohen
                                            ---------------
                                            Earl Cohen, Director

EXHIBIT 31.1
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Thomas E. Gibbs, Chief Executive Officer of United Systems Technology, Inc. ("registrant"), certify that:

1.   I have reviewed this annual report on Form 10-KSB of the registrant;

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

Dated:  March 29, 2004                By: /s/ Thomas E. Gibbs
                                          -------------------
                                          Thomas E. Gibbs
                                          President and Chief Executive Officer

EXHIBIT 31.2
                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Randall L. McGee, Chief Financial Officer of United Systems Technology, Inc. ("registrant"), certify that:

1.   I have reviewed this annual report on Form 10-KSB of the registrant;

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

Dated:  March 29, 2004                By: /s/ Randall L. McGee
                                          --------------------
                                         Randall L. McGee
                                         Vice President and Chief
                                          Financial Officer

Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the Quarterly Report of United Systems Technology, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2003 (the "Report"). I, Thomas E. Gibbs, Principal Executive Officer of the Company, hereby certify that, to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respect, the financial condition and results of the operations of the Company.



Date:  March 29, 2004                 By: /s/  Thomas E. Gibbs
                                          --------------------
                                          Thomas E. Gibbs, President
                                           and Chairman of the Board
                                          (Principal Executive Officer)

Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

     This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the Quarterly Report of United Systems Technology, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2003 (the "Report"). I, Randall L. McGee, Principal Financial and Accounting Officer of the Company, hereby certify that, to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respect, the financial condition and results of the operations of the Company.



Date:  March 29, 2004                 By: /s/  Randall L. McGee
                                          ---------------------
                                          Randall L. McGee, Secretary
                                           and Treasurer
                                          (Principal Financial and
                                           Accounting Office