Form 10QSB
period 2004-03-31
UNITED SYSTEMS TECHNOLOGY INC
filed 2004-05-14
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           --------------------------

For the Quarter Ended:                           Commission File Number
    March 31, 2004                                    0 - 9574

                           --------------------------


                         UNITED SYSTEMS TECHNOLOGY, INC.

         Iowa                                        42-1102759
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

                  Yes __X__        No ______


     As of March 31, 2004 there were 56,178,663 shares of the registrant's Common Stock, par value $0.10 per share, outstanding.

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
---------------------------



            ---------------------------------------------------------


     These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements which are included in the annual report on Form 10-KSB for the fiscal year ended December 31, 2003.

                 United Systems Technology, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                March 31,
                                                  2004         December 31,
                                               (Unaudited)        2003
                                               ===========     ===========
Current Assets
 Cash and cash equivalents                     $ 1,562,318     $ 2,608,485
 Trade accounts receivable, less allowance
  for doubtful accounts of $34,500 at
  March 31, 2004 and December 31, 2003             321,869       1,047,206
                                                 ---------       ---------
     Total current assets                        1,884,187       3,655,691
                                                 ---------       ---------

Property and equipment, net                        200,627         209,594
Goodwill, net                                      483,842         483,842
Purchased software, net                            523,766         580,038
Deposits and other                                  17,940          22,914
                                                 ---------       ---------
                                                 1,226,175       1,296,388
                                                 ---------       ---------
     Total assets                              $ 3,110,362     $ 4,952,079
                                                 =========       =========

Liabilities and Stockholders' Equity
 Current Liabilities
  Trade accounts payable                       $    55,415     $    32,721
  Accrued payroll                                   78,221         198,435
  Other accrued expenses                            47,712         164,156
  Deferred revenue                               1,342,597       1,553,563
                                                 ---------       ---------
     Total current liabilities                   1,523,945       1,948,875

Commitments and contingencies                         -               -

Stockholders' Equity
 Preferred stock, convertible, voting,
  cumulative, par value $.10 per share;
  authorized 5,000,000 shares; issued and
  outstanding, 500,000 shares of Series B
  and 300,000 shares of Series E, aggregate
  liquidating preference of $800,000
  ($1.00 per share)at December 31, 2003               -             80,000
 Common stock, par value $.10 per share;
  authorized 100,000,000 shares; issued
  and outstanding 56,178,663 at
  March 31, 2004 and December 31, 2003           5,617,866       5,617,866
 Additional paid-in capital                      2,105,554       2,825,554
 Accumulated deficit                            (6,457,644)     (5,873,928)
 Currency translation adjustments                  320,641         353,712
                                                 ---------       ---------
     Total stockholders' equity                  1,586,417       3,003,204
                                                 ---------       ---------
   Total liabilities and stockholders' equity  $ 3,110,362     $ 4,952,079
                                                 =========       =========

    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                                    Three Months Ended
                                                          March 31,
                                                  2004            2003
                                               ===========     ===========
Revenue
 Software packages                             $   154,338     $   107,234
 Installation, training and customer support       108,402         167,165
 Maintenance                                       558,699         546,622
 Equipment and supplies sales                      140,923          94,858
 Other                                                 565             172
                                                 ---------       ---------
                                                   962,927         916,051
                                                 ---------       ---------
Costs and expenses
 Salaries                                          478,346         479,685
 Other general, administrative and selling
  expense                                          190,798         209,960
 Depreciation and amortization                      69,127          59,390
 Commissions                                        17,021          13,435
 Cost of equipment and supplies sold                97,860          56,431
                                                 ---------       ---------
                                                   853,152         818,901
                                                 ---------       ---------
Income from operations                             109,775          97,150
                                                 ---------       ---------
Nonoperating income
 Interest income                                     6,509          11,920
                                                 ---------       ---------
                                                     6,509          11,920
                                                 ---------       ---------
Net income                                         116,284         109,070

Preferred stock dividend requirements                 -            (13,810)
                                                 ---------       ---------
Income available for common stockholders       $   116,284     $    95,260
                                                 =========       =========

Net income per common share
 - basic and diluted                           $     NIL       $     NIL
                                                 =========       =========
Weighted average number of common
 shares outstanding
    Basic                                       56,178,633      56,178,633
                                                ==========      ==========
    Diluted                                     59,857,234      58,324,496
                                                ==========      ==========

    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                  2004            2003
                                               ===========     ===========
Cash flows from operating activities:
 Net income                                    $   116,284     $   109,070

 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                    69,127          59,390
  Change in operating assets and liabilities,
   net of effect of acquisitions:
    Accounts receivable                            714,725         761,129
    Deposits and other                               4,928         (20,525)
    Accounts payable                                20,460          (7,508)
    Accrued expenses                              (234,383)       (341,324)
    Deferred revenue                              (200,135)       (238,541)
                                                 ---------       ---------

Net cash provided by operating activities          491,006         321,691
                                                 ---------       ---------
Cash flows from investing activities:
 Property and equipment additions                   (9,625)        (32,451)
                                                 ---------       ---------
Net cash used in investing activities               (9,625)        (32,451)
                                                 ---------       ---------

Cash flows from financing activities:
 Redemption of preferred stock                  (1,500,000)           -
                                                 ---------       ---------

Net cash used in investing activities           (1,500,000)           -
                                                 ---------       ---------

Effect of exchange rate changes on cash            (27,548)        105,226
                                                 ---------       ---------

Increase (decrease)  in cash and cash
 equivalents                                    (1,046,167)        394,466
Cash and cash equivalents, beginning of period   2,608,485       1,800,798
                                                 ---------       ---------

Cash and cash equivalents, end of period       $ 1,562,318     $ 2,195,264
                                                 =========       =========


    The accompanying notes are an integral part of the financial statements.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)
Note 1.  Basis of Presentation:

     In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. (the "Company") as of March 31, 2004 and the results of operations and cash flows of the Company for the three months ended March 31, 2004 and 2003. The consolidated results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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


Note 2.  Preferred Stock:

     On January 27, 2004, the Company redeemed the outstanding Series B and Series E preferred stock, including all cumulative undeclared and unpaid dividends, for a total price of $1,500,000. The 500,000 shares of Series B preferred stock were issued in October 1988 and had a par value of $1.00 per share. As of January 27, 2004 the Series B preferred stock had cumulative undeclared and unpaid dividends of $536,390. The 300,000 shares of Series E preferred stock were issued in June 1991 and had a par value of $1.00 per share. As of January 27, 2004 the Series E preferred stock had cumulative undeclared and unpaid dividends of $265,290. Both series of preferred stock accrued dividends at a rate of $.07 per share per annum.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 3.  Earnings Per Share:

     The following table sets forth the computation of basic and diluted earnings per share:

                                               Three Months Ended
                                                    March 31,
                                               2004           2003
                                               ----           ----

  Income allocable to
   common stockholders                      $  116,284    $  95,260
  Weighted average
   shares outstanding - basic                56,178,663   56,178,663
  Effect of dilutive stock
   options and warrants                       3,678,571    2,145,833
                                             ----------   ----------
  Weighted average shares
   outstanding - diluted                     59,857,234   58,324,496
                                             ==========   ==========

  Income per common
   share - basic                             $   NIL      $   NIL
                                                 ===          ===
  Income per common
   share - diluted                           $   NIL      $   NIL
                                                 ===          ===

     In 2003, the assumed conversion of the Company's convertible preferred stock was excluded from the computation of diluted income per share because its effect would be antidilutive. In 2004 and 2003, warrants to purchase 75,000 shares of the Company's common stock were excluded from the computation of diluted income per share because the effect would be antidilutive


Note 4.  Comprehensive Income:

         Comprehensive income is as follows:

                                               Three Months Ended
                                                    March 31,
                                               2004           2003
                                               ----           ----

         Net income                          $116,284       $109,070
         Currency translation
             adjustments                      (33,071)       105,226
                                              -------        -------

         Comprehensive income                $ 83,213       $214,296
                                              -------        -------

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 5.  Stock-Based Compensation

     The Company has two stock-based employee compensation plans and applies APB Opinion 25, Accounting for Stock Issued to Employees - Related Interpretations in accounting for these plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions for FASB Statement 123, Accounting for Stock-Based Compensation, using the assumptions described below.

                                               Three Months Ended
                                                    March 31,
                                               2004           2003
                                               ----           ----

Income allocable to
 common stockholders                         $116,284      $ 95,260

Deduct: Total stock-based
     employee compensation
     expense determined
     under fair market value
     based method, net of
     related tax effects                       30,950        30,950
                                               ------        ------

Pro forma net income                         $ 85,334      $ 64,310
                                               ======        ======

Earnings per share:
Basic and diluted - as reported                $ NIL         $ NIL
Basic and diluted - pro forma                  $ NIL         $ NIL


Note 6.  Income Taxes

     The Company has not provided for income taxes during the three months ended March 31, 2004 due to the utilization of available loss carryforwards that have offset any taxable income generated. Sufficient uncertainty exists with respect to the utilization of our deferred tax assets and we have provided a full valuation allowance on our net deferred tax assets. At December 31, 2003, the Company has United States net operating loss carryforwards of approximately
$858,000 and Canadian net operating loss carryforwards of approximately $350,000. These carryforwards expire from 2008 through 2011.

           UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

     The Company derives its revenue from the licensing of its software packages, installation, training and custom modifications, maintenance agreements and equipment sales and commissions. Results of operations for the three months ended March 31, 2004 include revenues of $962,927 and net income of $116,284 as compared to revenues of $916,051 and net income of $109,070 for the same period in 2003.

     The Company has completed the development of several new software products, which enhances the competitiveness of its comprehensive software offering. These products are marketed under the asyst(R) brand name, were developed as Windows applications to "look and work like Microsoft Office", and include a Fund Accounting product line, a Utility Billing product line, a General Government product line and a Public Safety product line. The Fund Accounting product line includes General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts, Payroll and Fixed Assets modules. The Utility Billing product line includes Utility Billing, Service Orders, Meter Reader Interface, Bank Drafts and Budget Billing modules. The General Government product line includes Master and Land Directories, Business and Animal Licenses, Code Enforcement, Building Permits and Property Tax modules. The Public Safety product line includes Master Name Index, Calls for Service, Offense Reports, Citations, State Interface, Computer Aided Dispatch, Jail Management, Alarm Billing and UCR Reports modules. The Company is currently developing additional modules for its asyst(R) product line to add to its existing asyst(R) offerings including additions to its asyst(R) Dealer Management product line. The asyst(R) Dealer Management product line will includes the core asyst(R) accounting modules and will have the additional functionality of point of sale, inventory, repair orders, finance and insurance and fiche interface.

Three Month Period Ended March 31, 2004

     The Company's total revenue increased from $916,051 during the first quarter in 2003 to $962,927 in 2004. Software license fees increased 44% from $107,234 in 2003 to $154,338 in 2004. This increase resulted from higher sales of its asyst(R) product line to new accounts in 2004. Installation and training revenue, which does not necessarily change in direct correlation with the licensing of the Company's software products, decreased 35% from $167,165 in 2003 to $108,402 in 2004 due, in part, to a decrease in services provided to its Canadian customer base in 2004. Maintenance revenue remained relatively constant in 2004 at $558,699 as compared to $546,622 for the same period in 2003. Maintenance revenue from the asyst(R) product line increased in 2004 but was offset by a decrease in revenue from several older product lines. Equipment and supplies sales increased 49% from $94,858 in 2003 to $140,923 in 2004 as a result of higher volume of equipment sold in conjunction with software license fees and increase supply sales to customers.

     Total costs and expenses increased 4% from $818,901 in 2003 to $853,152 in 2004. Salary expense remained constant from 2003 to 2004. Other general, administrative and selling expenses decreased 9% from $209,960 in 2003 to $190,798 in 2004, due in part, to a decrease in telephone related expense in 2004 as compared to a higher than normal amount in 2003 while the company transitioned to a new system. Depreciation and amortization expense increased 16% from $59,390 in 2003 to $69,127 in 2004 due to increased expense related to the purchase of equipment. Commission expense increased 27% from $13,435 in 2003 to $17,021 in 2004 due to an increase in revenue from which commissions are earned. Cost of equipment and supplies sold increased 73% from $56,431 in 2003 to $97,860 in 2004 as a result of an increase in the volume of computer equipment and supplies sold.

Liquidity and Capital Resources

     The Company had net cash provided from operating activities of $491,006 during the three months ended March 31, 2004, as compared to net cash provided by operations of $321,691 for the same period in 2003. Net cash of $9,625 was utilized in 2004 for capital acquisitions. On January 27, 2004, the Company redeemed the outstanding Series B and Series E preferred stock, including all accrued and unpaid dividends, for a total price of $1,500,000

     Management believes that its ability to generate positive cash flows from operations, in addition to its existing cash balances, will be adequate to meet its working capital requirements in the next 12 months.

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

Part II - Other Information

     The Company is proposing an amendment to its Articles of Incorporation to reduce the par value of its Common Stock from $.10 per share to $.01 per share at the 2004 Annual Meeting of Shareholders.

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

      (a) Exhibits  31.1  Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                    31.2 Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Principal Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                    32.2 Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


      (b) The Company filed an 8-K dated January 27, 2004 related to the redemption of the outstanding Series B and Series E preferred stock.
..

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    United Systems Technology, Inc.


Date:  May 13, 2004                 By: /s/  Thomas E. Gibbs
                                       ---------------------
                                        Thomas E. Gibbs, President
                                        and Chairman of the Board
                                       (Principal Executive Officer)



Date:  May 13, 2004                 By: /s/  Randall L. McGee
                                       ----------------------
                                        Randall L. McGee, Secretary
                                        and Treasurer
                                       (Principal Financial and
                                        Accounting Officer)

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

Dated:  May 13, 2004              By: /s/ Thomas E. Gibbs
                                      -------------------
                                     Thomas E. Gibbs
                                     President and Chief Executive Officer

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

Dated:  May 13, 2004              By: /s/ Randall L. McGee
                                     ---------------------
                                     Randall L. McGee
                                     Vice President and Chief Financial Officer

Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the Quarterly Report of United Systems Technology, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2004 (the "Report"). I, Thomas E. Gibbs, Principal Executive Officer of the Company, hereby certify that, to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respect, the financial condition and results of the operations of the Company.



Date:  May 13, 2004               By: /s/  Thomas E. Gibbs
                                     ---------------------
                                     Thomas E. Gibbs, President
                                     and Chairman of the Board
                                     (Principal Executive Officer)

Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

     This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the Quarterly Report of United Systems Technology, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2004 (the "Report"). I, Randall L. McGee, Principal Financial and Accounting Officer of the Company, hereby certify that, to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respect, the financial condition and results of the operations of the Company.


Date:  May 13, 2004               By: /s/  Randall L. McGee
                                     ----------------------
                                     Randall L. McGee, Secretary
                                     and Treasurer
                                     (Principal Financial and Accounting
                                      Officer)