Form 10QSB
period 2004-06-30
UNITED SYSTEMS TECHNOLOGY INC
filed 2004-08-16
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           --------------------------

For the Quarter Ended:                            Commission File Number
   June 30, 2004                                        0 - 9574

                           --------------------------


                         UNITED SYSTEMS TECHNOLOGY, INC.

         Iowa                                          42-1102759
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

                     Yes __X__        No ______




     As of June 30, 2004 there were 56,178,663 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB



PART I - FINANCIAL INFORMATION (UNAUDITED)                       PAGE
------------------------------------------
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

                 United Systems Technology, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                June 30,
                                                  2004         December 31,
                                               (Unaudited)        2003
                                               ===========     ===========
Current Assets
 Cash and cash equivalents                     $ 1,418,995    $  2,608,485
 Trade accounts receivable, less allowance
  for doubtful accountsof $34,500 at
  June 30, 2004 and December 31, 2003              273,938       1,047,206
                                                 ---------       ---------
     Total current assets                        1,692,933       3,655,691
                                                 ---------       ---------

Property and equipment, net                        189,485         209,594
Goodwill, net                                      483,842         483,842
Purchased software, net                            462,224         580,038
Deposits and other                                  40,884          22,914
                                                 ---------       ---------
                                                 1,176,435       1,296,388
                                                 ---------       ---------
     Total assets                              $ 2,869,368    $  4,952,079
                                                 =========       =========

Liabilities and Stockholders' Equity
Current Liabilities
 Trade accounts payable                        $    37,770    $     32,721
 Accrued payroll                                    94,594         198,435
 Other accrued expenses                             64,910         164,156
 Deferred revenue                                1,067,074       1,553,563
                                                 ---------       ---------
    Total current liabilities                    1,264,348       1,948,875
                                                 ---------       ---------
    Total liabilities                            1,264,348       1,948,875
                                                 ---------       ---------

Commitments

Stockholders' Equity
Preferred stock, convertible, voting,
 cumulative, par value $.10 pershare;
 authorized 5,000,000 shares; issued and
 outstanding in 2003,500,000 shares of
 Series B and 300,000 shares of Series E,
 aggregate liquidating preference of $800,000
 ($1.00 per share)                                  -               80,000
Common stock, par value $.10 per share;
 authorized 100,000,000 shares; issued and
 outstanding 56,178,663 at June 30, 2004
 and December 31, 2003                           5,617,866       5,617,866
Additional paid-in capital                       2,105,554       2,825,554
Accumulated deficit                             (6,408,075)     (5,873,928)
Currency translation adjustments                   289,675         353,712
                                                 ---------       ---------
    Total stockholders' equity                   1,605,020       3,003,204
                                                 ---------       ---------
    Total liabilities and stockholders' equity $ 2,869,368    $  4,952,079
                                                 =========       =========

    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                     Three Months Ended      Six Months Ended
                                           June 30,              June 30,
                                      2004       2003        2004      2003
                                      ====       ====        ====      ====
Revenue
 Software packages                 $ 134,525  $  93,917  $  288,863  $ 201,151
 Installation, training and
  customer support                    81,956     86,741     190,358    253,907
 Maintenance                         544,821    539,320   1,103,520  1,085,942
 Equipment and supplies sales         62,441     78,405     203,364    173,264
 Other                                   731        640       1,297        811
                                   ---------  ---------   ---------  ---------
                                     824,474    799,023   1,787,402  1,715,075
                                   ---------  ---------   ---------  ---------
Costs and expenses
 Salaries                            459,737    469,628     938,935    950,473
 Other general, administrative
  and selling expense                201,054    187,279     390,413    396,080
 Depreciation and amortization        67,651     63,711     136,780    123,101
 Commissions                          15,110     10,795      32,715     24,230
 Cost of equipment and supplies
  sold                                33,024     41,080     130,884     97,511
                                   ---------  ---------   ---------  ---------
                                     776,576    772,493   1,629,727  1,591,395
                                   ---------  ---------   ---------  ---------
Income from operations                47,898     26,530     157,675    123,680
                                   ---------  ---------   ---------  ---------

Nonoperating income
 Interest income                       1,670     15,404       8,178     27,325
                                   ---------  ---------   ---------  ---------
                                       1,670     15,404       8,178     27,325
                                   ---------  ---------   ---------  ---------

Net income                            49,568     41,934     165,853    151,005

Preferred stock dividend
 requirements                           -       (13,960)       -       (27,920)
                                   ---------  ---------   ---------  ---------

Income available for common
 stockholders                      $  49,568  $  27,974  $  165,853  $ 123,085
                                   =========  =========   =========  =========

Net income per common share -
 basic and diluted                 $   NIL    $   NIL    $    NIL    $   NIL
                                   =========  =========   =========  =========

Weighted average number of
 common shares outstanding
   Basic                          56,178,663 56,178,663  56,178,663 56,178,663
                                  ========== ==========  ========== ==========
   Diluted                        59,771,520 58,324,496  59,814,377 59,090,865
                                  ========== ==========  ========== ==========


    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
              For the Six Month Period Ended June 30, 2004 and 2003
                                   (Unaudited)


                                                  2004            2003
                                               ===========     ===========
Cash flows in operating activities:
 Net income                                    $   165,853    $    151,505

Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                    136,780         123,101
Change in operating assets and liabilities
  Accounts receivable                              748,585         784,165
  Deposits and other                               (18,218)        (14,135)
  Accounts payable                                   4,509         (16,130)
  Accrued expenses                                (198,109)       (319,219)
  Deferred revenue                                (454,729)       (401,278)
                                                 ---------       ---------
                                                   218,818         156,504
                                                 ---------       ---------
Net cash provided from operating activities        384,671         308,009
                                                 ---------       ---------
Cash flows from investing activities:
 Property and equipment additions                  (18,045)       (166,879)
                                                 ---------       ---------
Net cash used in investing activities              (18,045)       (166,879)
                                                 ---------       ---------
Cash flows from financing activities:
 Redemption of preferred stock                  (1,500,000)           -
                                                 ---------       ---------
Net cash used in financing activities           (1,500,000)           -
                                                 ---------       ---------

Effect of exchange rate changes on cash            (56,116)        332,319
                                                 ---------       ---------

Increase (decrease) in cash and cash
 equivalents                                    (1,189,490)        473,449
Cash and cash equivalents, beginning of period   2,608,485       1,800,798
                                                 ---------       ---------
Cash and cash equivalents, end of period       $ 1,418,995    $  2,274,247
                                                 =========       =========


    The accompanying notes are an integral part of the financial statements.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)
Note 1.  Basis of Presentation:

     In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. (the "Company") as of June 30, 2004 and December 31, 2003, the results of operations of the Company for the three and six months ended June 30, 2004 and 2003 and the cash flows for the six months ended June 30, 2004 and 2003. The consolidated results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 3.  Earnings Per Share:

     The following table sets forth the computation of basic and diluted earnings per share:

                                Three Months Ended           Six Months Ended
                                     June 30,                   June 30,
                                 2004        2003           2004        2003
                                 ----        ----           ----        ----

 Income allocable to
  common stockholders          $ 49,568    $  27,974      $ 165,853   $ 123,085
 Weighted average
  shares outstanding - basic 56,178,663   56,178,663     56,178,663  56,178,663
  Effect of dilutive stock
   options and warrants       3,592,857    2,145,833      3,635,714   2,912,202
                             ----------   ----------     ----------  ----------
  Weighted average shares
   outstanding - diluted     59,771,520   58,324,496     59,814,377  59,090,865
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

         Comprehensive income is as follows:

                               Three Months Ended           Six Months Ended
                                     June 30,                   June 30,
                                2004         2003          2004         2003
                                ----         ----          ----         ----

      Net income             $ 49,568     $ 41,934       $165,853    $151,005
      Currency translation
       adjustments            (30,966)     143,837        (64,037)    332,319
                               ------      -------        -------     -------
      Comprehensive income   $ 18,602     $185,771       $101,816    $483,324
                               ------      -------        -------     -------

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

                               Three Months Ended           Six Months Ended
                                     June 30,                   June 30,
                                2004         2003          2004         2003
                                ----         ----          ----         ----
Income allocable to
 common stockholders        $  49,568     $  27,974     $ 165,853    $ 123,085

Deduct: Total stock-based
     employee compensation
     expense determined
     under fair market value
     based method, net of
     related tax effects       30,950        30,950        61,900       61,900
                               ------        ------        ------       ------
Pro forma net income (loss) $  18,618     $  (2,976)    $ 103,953    $  61,185
                               ======        =======      =======      =======

Earnings per share:
Basic and diluted -
 as reported                   $ NIL         $ NIL        $ NIL         $ NIL
Basic and diluted -
 pro forma                     $ NIL         $ NIL        $ NIL         $ NIL


Note 6.  Income Taxes

     The Company has not provided for income taxes during the three months ended June 30, 2004 due to the utilization of available loss carryforwards that have offset any taxable income generated. Sufficient uncertainty exists with respect to the utilization of our deferred tax assets and we have provided a full valuation allowance on our net deferred tax assets. At December 31, 2003, the Company has United States net operating loss carryforwards of approximately
$858,000 and Canadian net operating loss carryforwards of approximately $350,000. These carryforwards expire from 2008 through 2011.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation
Results of Operations

     The Company derives its revenue from the licensing of its software packages, installation, training and custom modifications, maintenance agreements and equipment sales and commissions. Results of operations for the three months ended June 30, 2004 include revenues of $824,474 and net income of $49,568 as compared to revenues of $799,023 and net income of $41,934 for the same period in 2003. Results of operations for the six months ended June 30, 2004 include revenues of $1,787,402 and net income of $165,853 as compared to revenues of $1,715,075 and net income of $151,005 for the same six month period in 2003.

     The Company has completed the development of several new software products, which enhances the competitiveness of its comprehensive software offering. These products are marketed under the asyst(R) brand name, were developed as Windows applications to "look and work like Microsoft Office", and include a Fund Accounting product line, a Utility Billing product line, a General Government product line and a Public Safety product line. The Fund Accounting product line includes General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts, Payroll and Fixed Assets modules. The Utility Billing product line includes Utility Billing, Service Orders, Meter Reader Interface, Bank Drafts and Budget Billing modules. The General Government product line includes Master and Land Directories, Business and Animal Licenses, Code Enforcement, Building Permits and Property Tax modules. The Public Safety product line includes Master Name Index, Calls for Service, Offense Reports, Citations, State Interface, Computer Aided Dispatch, Jail Management, Alarm Billing and UCR Reports modules. The Company is currently developing additional modules for its asyst(R) product line to add to its existing asyst(R) offerings including a municipal court package and additions to its asyst(R) Dealer Management product line. The asyst(R) Dealer Management product line includes the core asyst(R) accounting modules and will have the additional functionality of point of sale, inventory, repair orders, finance and insurance and fiche interface.

Three Month Period Ended June 30, 2004 and 2003

     The Company's total revenue increased from $799,023 during the second quarter in 2003 to $824,474 in 2004. Software license fees increased 43% from $93,917 in 2003 to $134,525 in 2004. This increase was due, in part to, higher sales of its asyst(R) products in 2004. Installation and training revenue, which does not necessarily change in direct correlation with the licensing of the Company's software products, decreased 6% from $86,741 in 2003 to $81,956 in 2004 due, in part, to a decrease in services provided to its Canadian customer base in 2004. Maintenance revenue remained constant with revenue of $544,821 in 2004 as compared to $539,320 during 2003. Equipment and supplies sales decreased 20% from $78,405 in 2003 to $62,441 in 2004 as a result of a decrease in the volume of computer equipment and supplies sold in conjunction with its software products.

     Total costs and expenses remained constant in 2004 at $776,576 as compared to $772,493 in 2003. Salary expense remained constant from 2003 to 2004. Other general, administrative and selling expenses increased 7% from $187,279 in 2003 to $201,054 in 2004, due in part, to an increase in legal and insurance expenses. Depreciation and amortization expense increased 6% from $63,711 in 2003 to $67,651 in 2004 due to increased expense related to the purchase of equipment. Commission expense increased 40% from $10,795 in 2003 to $15,110 in 2004 due to a increase in revenue from which commissions are earned. Cost of equipment and supplies sold decreased 20% from $41,080 in 2003 to $33,024 in 2004 as a result of a decrease in the volume of computer equipment and supplies sold in conjunction with its software products.

Six Month Period Ended June 30, 2004 and 2003

     The Company's total revenue increased from $1,715,075 during the six months ended June 30, 2003 to $1,787,402 during the comparable period in 2004. Software license fees increased 44% from $201,151 in 2003 to $288,863 in 2004. This increase was due, in part to, higher sales of its asyst(R) products in 2004. Installation and training revenue, which does not necessarily change in direct correlation with the licensing of the Company's software products, decreased 25% from $253,907 in 2003 to $190,358 in 2004 due, in part, to a decrease in services provided to its Canadian customer base in 2004. Maintenance revenue increased 2% from $1,085,942 in 2003 to $1,103,520 in 2004, due primarily to an increase in revenue from the asyst(R) product line. Equipment and supplies sales increased 17% from $173,264 in 2003 to $203,364 in 2004 as a result of an increase in the volume of computer equipment and supplies sold in conjunction with its software products.

     Total costs and expenses increased 2% from $1,591,395 in 2003 to $1,629,727 in 2004. Salary expense remained constant from 2003 to 2004 as did other general, administrative and selling expenses. Depreciation and amortization expense increased 11% from $123,101 in 2003 to $136,780 in 2004 due to increased expense related to the purchase of equipment. Commission expense increased 35% from $24,230 in 2003 to $32,715 in 2004 due to an increase in revenue from which commissions are earned. Cost of equipment and supplies sold increased 34% from $97,511 in 2003 to $130,884 in 2004 as a result of an increase in the volume of computer equipment and supplies sold in conjunction with its software products.

Liquidity and Capital Resources

     The Company had net cash provided from operating activities of $384,671 during the six months ended June 30, 2004, as compared to net cash provided by operations of $380,009 for the same period in 2003. This increase in cash provided in 2004 was primarily from higher results of operations during the first six months of 2004. Net cash of $18,045 was utilized in 2004 for capital acquisitions.

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

Item 3.            Controls and Procedures

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) and 15(d) - 15(g). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. The Company has not made any significant changes to its disclosure controls and procedures or in other factors that could significantly affect its disclosure controls and procedures during the Company's last fiscal quarter.

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

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         On July 7, 2004, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders approved the following items:

         The following persons were elected as Directors of the Company:

                  Thomas E. Gibbs
                  Randall L. McGee
                  Earl H. Cohen
                  Scott Burri

         The accounting firm of Hein & Associates LLP was selected as independent accountants for the Company.

         The amendment to the Articles of Incorporation of the Company to reduce the par value of the Company's Common Stock from $.10 per share to $.01 pershare was approved.

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


                                  United Systems Technology, Inc.


Date:  August 12, 2004            By: /s/  Thomas E. Gibbs
                                     ---------------------
                                    Thomas E. Gibbs, President
                                    and Chairman of the Board
                                   (Principal Executive Officer)



Date:  August 12, 2004           By: /s/  Randall L. McGee
                                    ----------------------
                                   Randall L. McGee, Secretary
                                    and Treasurer
                                   (Principal Financial and
                                    Accounting Officer)

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

Dated:  August 12, 2004               By: /s/ Thomas E. Gibbs
                                          -------------------
                                          Thomas E. Gibbs
                                          President and Chief Executive Officer

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

Dated August 12, 2004                By: /s/ Randall L. McGee
                                        ---------------------
                                        Randall L. McGee
                                        Vice President and Chief Financial
                                         Officer

Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the Quarterly Report of United Systems Technology, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2004 (the "Report"). I, Thomas E. Gibbs, Principal Executive Officer of the Company, hereby certify that, to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respect, the financial condition and results of the operations of the Company.



Date:  August 12, 2004                By: /s/  Thomas E. Gibbs
                                          --------------------
                                         Thomas E. Gibbs, President
                                         and Chairman of the Board
                                         (Principal Executive Officer)

Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the Quarterly Report of United Systems Technology, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2004 (the "Report"). I, Randall L. McGee, Principal Financial and Accounting Officer of the Company, hereby certify that, to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respect, the financial condition and results of the operations of the Company.



Date:  August 12, 2004                 By: /s/  Randall L. McGee
                                          ----------------------
                                         Randall L. McGee, Secretary
                                          and Treasurer
                                        (Principal Financial and
                                          Accounting Office)