Form 10QSB
period 2004-09-30
UNITED SYSTEMS TECHNOLOGY INC
filed 2004-11-15
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           --------------------------

For the Quarter Ended:                          Commission File Number
 September 30, 2004                                   0 - 9574

                           --------------------------


                         UNITED SYSTEMS TECHNOLOGY, INC.

        Iowa                                        42-1102759
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

                       Yes __X__        No ______


     As of September 30, 2004 there were 56,178,663 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

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

                 United Systems Technology, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                               September 30,
                                                  2004         December 31,
                                               (Unaudited)        2003
                                               ===========     ===========
Current Assets
Cash and cash equivalents                      $ 1,439,247    $  2,608,485
Trade accounts receivable, less allowance
 for doubtful accounts of $34,500 at
 September 30, 2004 and December 31, 2003          376,132       1,047,206
                                                 ---------       ---------
     Total current assets                        1,815,379       3,655,691
                                                 ---------       ---------

Property and equipment, net                        180,502         209,594
Goodwill, net                                      483,842         483,842
Purchased software, net                            430,454         580,038
Deposits and other                                  30,110          22,914
                                                 ---------       ---------
                                                 1,124,908       1,296,388
                                                 ---------       ---------
    Total assets                              $  2,940,287    $  4,952,079
                                                 =========       =========

Liabilities and Stockholders' Equity
Current Liabilities
 Trade accounts payable                       $     57,885    $     32,721
 Accrued payroll                                   130,837         198,435
 Other accrued expenses                             55,683         164,156
 Deferred revenue                                  945,860       1,553,563
                                                 ---------       ---------
   Total current liabilities                     1,190,265       1,948,875

Commitments and contingencies                         -               -

Stockholders' Equity
Preferred stock, convertible, voting,
 cumulative, par value $.10 per share;
 authorized 5,000,000 shares; issued and
 outstanding, 500,000 shares of Series B
 and 300,000 shares of Series E,aggregate
 liquidating preference of $800,000
 ($1.00 per share)                                    -             80,000
Common stock, par value $.01 per share;
 authorized 100,000,000 shares; issued and
 outstanding 56,178,663 at September 30, 2004
 and December 31, 2003                             561,787         561,787
Additional paid-in capital                       7,161,633       7,881,633
Accumulated deficit                             (6,337,212)     (5,873,928)
Accumulated other comprehensive income             363,814         353,712
                                                 ---------       ---------
  Total stockholders' equity                     1,750,022       3,003,204
                                                 ---------       ---------
  Total liabilities and stockholders' equity  $  2,940,287    $  4,952,079
                                                 =========       =========


    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                      2004       2003        2004      2003
                                      ====       ====        ====      ====
Revenue
 Software packages                 $ 127,668  $ 142,072  $  416,531  $ 343,223
 Installation, training and
  customer support                   130,368     62,009     320,726    315,915
 Maintenance                         543,178    540,115   1,646,699  1,626,057
 Equipment and supplies sales         78,480     71,713     281,844    244,977
 Other                                   866        796       2,163      1,608
                                   ---------  ---------   ---------  ---------
                                     880,560    816,705   2,667,963  2,531,780
                                   ---------  ---------   ---------  ---------
Costs and expenses
 Salaries                            489,416    469,575   1,428,352  1,401,730
 Other general, administrative
  and selling expense                185,346    167,067     575,759    581,464
 Depreciation and amortization        68,839     63,948     205,619    187,049
 Commissions                          24,803     21,835      57,518     46,065
 Cost of equipment and supplies
  sold                                46,692     39,874     177,577    137,386
                                   ---------  ---------   ---------  ---------
                                     815,096    762,299   2,444,825  2,353,694
                                   ---------  ---------   ---------  ---------
Income from operations                65,464     54,406     223,138    178,086
                                   ---------  ---------   ---------  ---------
Nonoperating income
 Interest income                       5,400     14,634      13,579     41,959
                                   ---------  ---------   ---------  ---------
                                       5,400     14,634      13,579     41,959
                                   ---------  ---------   ---------  ---------

Net income                            70,864     69,040     236,717    220,045

Preferred stock dividend
 requirements                           -       (14,112)       -      (41,883)
                                   ---------  ---------   ---------  ---------
Income available for common
 stockholders                      $  70,864  $  54,928  $  236,717  $ 178,162
                                   =========  =========   =========  =========

Net income per common share -
 basic and diluted                 $   NIL    $   NIL    $    NIL    $   NIL
                                   =========  =========   =========  =========

Weighted average number of
 common shares outstanding
  Basic                           56,178,663 56,178,663  56,178,663 56,178,663
                                  ========== ==========  ========== ==========
  Diluted                         59,771,520 59,857,234  59,800,091 59,346,321
                                  ========== ==========  ========== ==========


    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
           For the Nine Month Period Ended September 30, 2004 and 2003
                                   (Unaudited)


                                                  2004            2003
                                               ===========     ===========
Cash flows in operating activities:
 Net income                                    $   236,717    $    220,045

 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                   205,619         187,049
 Change in operating assets and liabilities:
   Accounts receivable                             659,376         748,928
   Deposits and other                               (7,649)          7,682
   Accounts payable                                 21,139         (53,069)
   Accrued expenses                               (174,512)       (292,737)
   Deferred revenue                               (598,126)       (534,367)
                                                 ---------       ---------
                                                   105,847          63,486
                                                 ---------       ---------
Net cash provided by operating activities      $   342,564    $    283,531
                                                 ---------       ---------
Cash flows from investing activities:
 Property and equipment additions                  (23,052)       (168,059)
                                                 ---------       ---------
Net cash used in investing activities              (23,052)       (168,059)
                                                 ---------       ---------
Cash flows from financing activities:
 Redemption of preferred stock                  (1,500,000)           -
                                                 ---------       ---------

Net cash used in financing activities           (1,500,000)           -
                                                 ---------       ---------

Effect of exchange rate changes on cash             11,250         323,148
                                                 ---------       ---------

(Decrease) increase in cash and cash
  equivalents                                   (1,169,238)        438,620
Cash and cash equivalents, beginning
  of period                                      2,608,485       1,800,798
                                                 ---------       ---------
Cash and cash equivalents, end of period       $ 1,439,247    $  2,239,418
                                                 =========       =========


    The accompanying notes are an integral part of the financial statements.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)
Note 1.  Basis of Presentation:

     In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. (the "Company") as of September 30, 2004 and December 31, 2003, the results of operations of the Company for the three and nine months ended September 30, 2004 and 2003 and the cash flows for the nine months ended September 30, 2004 and 2003. The consolidated results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

Note 2.  Preferred Stock and Common Stock:

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

     On July 7, 2004, the Company's shareholders approved an amendment to the Articles of Incorporation of the Company to reduce the par value of the Company's Common Stock from $.10 per share to $.01 per share. This change is reflected retroactively in the accompanying financial statements.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 3.  Earnings Per Share:

     The following table sets forth the computation of basic and diluted earnings per share:

                             Three Months Ended         Nine Months Ended
                                   September 30,              September 30,
                                 2004        2003           2004        2003
                                 ----        ----           ----        ----

Income allocable to
 common stockholders           $ 70,864    $  54,928      $ 236,717   $ 178,162
Weighted average
 shares outstanding - basic  56,178,663   56,178,663     56,178,663  56,178,663
Effect of dilutive stock
 options and warrants         3,592,857    3,678,571      3,621,428   3,167,658
                             ----------   ----------     ----------  ----------
Weighted average shares
 outstanding - diluted       59,771,520   59,857,234     59,800,091  59,346,321
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

         Comprehensive income is as follows:

                               Three Months Ended           Nine Months Ended
                                  September 30,               September 30,
                                2004         2003          2004         2003
                                ----         ----          ----         ----

      Net income             $ 70,864     $ 69,040       $236,717    $220,045
      Currency translation
        adjustments            74,139       (9,169)        10,102     323,150
                               ------      -------        -------     -------

      Comprehensive income   $145,003     $ 59,871       $246,102    $543,195
                               ------      -------        -------     -------

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

                               Three Months Ended           Nine Months Ended
                                  September 30,              September 30,
                                2004         2003          2004         2003
                                ----         ----          ----         ----

Income allocable to
 common stockholders        $  70,864     $  54,928     $ 236,717    $ 178,162

Deduct: Total stock-based
     employee compensation
     expense determined
     under fair market value
     based method, net of
     related tax effects       30,950        30,950        92,850       92,850
                               ------        ------        ------       ------
Pro forma net income       $   39,914     $  23,978     $ 143,867    $  85,312
                               ======        =======      =======      =======

Earnings per share:
Basic and diluted -
 as reported                   $ NIL         $ NIL        $ NIL         $ NIL
Basic and diluted -
 pro forma                     $ NIL         $ NIL        $ NIL         $ NIL


Note 6.  Income Taxes

     The Company has not provided for income taxes during the three months or nine months ended September 30, 2004 due to the utilization of available loss carryforwards that have offset any taxable income generated. Sufficient uncertainty exists with respect to the utilization of our deferred tax assets and we have provided a full valuation allowance on our net deferred tax assets. At December 31, 2003, the Company has United States net operating loss carryforwards of approximately $858,000 and Canadian net operating loss carryforwards of approximately $350,000. These carryforwards expire from 2008 through 2011.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Results of Operations

     The Company derives its revenue from the licensing of its software packages, installation, training and custom modifications, maintenance agreements and equipment sales and commissions. Results of operations for the three months ended September 30, 2004 include revenues of $880,560 and net income of $70,864 as compared to revenues of $816,705 and net income of $69,040 for the same period in 2003. Results of operations for the nine months ended September 30, 2004 include revenues of $2,667,963 and net income of $236,717 as compared to revenues of $2,531,780 and net income of $220,045 for the same nine month period in 2003.

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

Three Month Period Ended September 30, 2004 and 2003

     The Company's total revenue increased from $816,705 during the third quarter in 2003 to $880,560 in 2004. Software license fees decreased 10% from $142,072 in 2003 to $127,668 in 2004. This decrease resulted from lower than anticipated sales to new accounts in 2004. Installation and training revenue, which does not necessarily change in direct correlation with the licensing of the Company's software products, increased 110% from $62,009 in 2003 to $130,368 in 2004 due, in part, to an increase in conversion and custom programming services provided to customers in 2004. Maintenance revenue remained relatively constant in 2004 as compared to the same period in 2003. Maintenance revenue from the asyst(R) product line increased in 2004 but was offset by a decrease in revenue from several older product lines. Equipment and supplies sales increased 9% from $71,713 in 2003 to $78,480 during 2004, due in part to, an increase in the sale of equipment sold in conjunction with its software products.

     Total costs and expenses increased 7% from $762,299 in 2003 to $815,096 in 2004. Salary expense increased 4% from $469,575 in 2003 to $489,416 in 2004. Staffing levels remained constant between periods but salary expense increased as a result of higher incentives resulting from increased results of operations. Other general, administrative and selling expenses increased 11% from $167,067 in 2003 to $185,346 in 2004, due in part, to an increase in office rent and travel expenses. Depreciation and amortization expense increased 8% from $63,948 in 2003 to $68,839 in 2004 due to increased expense related to the purchase of equipment. Commission expense increased 14% from $21,835 in 2003 to $24,803 in 2004 due to an increase in revenue from which commissions are earned. Cost of equipment and supplies sold increased 17% from $39,874 in 2003 to $46,692 in 2004 as a result of an increase in the volume of computer equipment and supplies sold.

Nine Month Period Ended September 30, 2004 and 2003

     The Company's total revenue increased from $2,531,780 during the nine months ended September 30, 2003 to $2,667,963 during the comparable period in 2004. Software license fees increased 21% from $343,223 in 2003 to $416,531 in 2004. This increase resulted from increased sales to new accounts during 2004 and sales of additional products to existing customers. Installation and training revenue, which does not necessarily change in direct correlation with the licensing of the Company's software products, increased slightly from $315,915 in 2003 as compared to $320,726 in 2004. Maintenance revenue remained relatively constant in 2004 as compared to the same period in 2003. Maintenance revenue from the asyst(R) product line increased in 2004 but was offset by a decrease in revenue from several older product lines. Equipment and supplies sales increased 15% from $244,977 in 2003 to $281,844 in 2004 as a result of an increase in the volume of computer equipment and supplies sold to customers in 2004.

     Total costs and expenses increased 4% from $2,353,694 in 2003 to $2,444,825 in 2004. Salary expense remained relatively constant at $1,428,352 in 2004 as compared to $1,401,730 in 2003. Other general, administrative and selling expenses remained constant at $575,759 in 2004 as compared to $581,464 in 2003. Depreciation and amortization expense increased 10% from $187,049 in 2003 to $205,619 in 2004 due to increased expense related to the acquisition of equipment. Commission expense increased 25% from $46,065 in 2003 to $57,518 in 2004 due to an increase in revenue from which commissions are earned. Cost of equipment and supplies sold increased 29% from $137,386 in 2003 to $177,577 in 2004 as a result of an increase in the volume of computer equipment and supplies sold in conjunction with its software products.

Liquidity and Capital Resources

     The Company had net cash provided from operating activities of $342,564 during the nine months ended September 30, 2004, as compared to net cash provided by operations of $283,531 for the same period in 2003. Operating cash flows are primarily derived from net income plus non-cash depreciation and amortization less the change in the deferred revenue, related sales taxes and accounts receivable. Net cash of $23,052 was utilized in 2004 for capital acquisitions and $1,500,000 was utilized to redeem the outstanding Series B and Series E preferred stock, including all cumulative undeclared and unpaid dividends.

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

Part II - Other Information [Cont'd]

Item 4.  Submission of Matters to a Vote of Security Holders (Con't)
                                                                   -

     The amendment to the Articles of Incorporation of the Company to reduce the par value of the Company's Common Stock from $.10 per share to $.01 per share was approved.

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


                                  United Systems Technology, Inc.


Date:  November 12, 2004          By: /s/  Thomas E. Gibbs
                                     ---------------------
                                    Thomas E. Gibbs, President
                                    and Chairman of the Board
                                   (Principal Executive Officer)



Date:  November 12, 2004         By: /s/  Randall L. McGee
                                    ----------------------
                                   Randall L. McGee, Secretary
                                    and Treasurer
                                   (Principal Financial and
                                    Accounting Officer)

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

Dated:  November 12, 2004             By: /s/ Thomas E. Gibbs
                                          -------------------
                                          Thomas E. Gibbs
                                          President and Chief Executive Officer

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

Dated November 12, 2004              By: /s/ Randall L. McGee
                                        ---------------------
                                        Randall L. McGee
                                        Vice President and Chief Financial
                                         Officer

Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the Quarterly Report of United Systems Technology, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2004 (the "Report"). I, Thomas E. Gibbs, Principal Executive Officer of the Company, hereby certify that, to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respect, the financial condition and results of the operations of the Company.



Dated:  November 12, 2004             By: /s/ Thomas E. Gibbs
                                          -------------------
                                          Thomas E. Gibbs, President and
                                           Chairman of the Board
                                          (Principal Executive Officer)

Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the Quarterly Report of United Systems Technology, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2004 (the "Report"). I, Randall L. McGee, Principal Financial and Accounting Officer of the Company, hereby certify that, to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respect, the financial condition and results of the operations of the Company.



Dated November 12, 2004              By: /s/ Randall L. McGee
                                        ---------------------
                                        Randall L. McGee, Secretary
                                         and Treasurer
                                        (Principal Financial and
                                         Accounting Officer)