Form 10KSB
period 2004-12-31
UNITED SYSTEMS TECHNOLOGY INC
filed 2005-03-04
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                              ____________________

  For the Fiscal Year Ended:                     Commission File Number
     December 31, 2004                                    0-9574
                              ____________________

                         UNITED SYSTEMS TECHNOLOGY, INC.

          Iowa                                        42-1102759
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

                     Common Stock, par value $.01 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____.

     Registrant's revenues for its fiscal year ended December 31, 2004 were $3,646,142.

     As of February 28, 2005 the aggregate market value of voting stock held by non-affiliates of the Registrant was $2,776,210.

     As of February 28, 2005, there were 56,178,663 shares of the Registrant's Common Stock outstanding.

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

     In June of 2002, the Company acquired substantially all of the assets of Shamrock Systems, whose business is to provide application software to Distributors, Power Equipment Dealers and Powersports Dealers. USTI has adapted certain asyst products and continues to develope others to offer to these markets through it's Shamrock Systems division.

Narrative Description of Business

Products

     The software applications offered by the Company consist of a comprehensive line of management information systems, which were developed to specifically meet the unique requirements of local governmental entities and the power sports industry. The software applications of the Company are offered through its LegacyTM, QuestTM , asyst, CPSTM, Auto AdminTM , MASTM and ShamrockTM product lines. The LegacyTM product line operates on the IBM AS/400 mid-range computer system. The QuestTM product line operates in a single user or small network PC DOS environment. The asyst product line operates in a single user or network Windows environment. The CPSTM, MASTM and ShamrockTM product lines operate in UNIX environments. The Auto AdminTM product line operates in a PC DOS or single user or network Windows environment. An initial software sale typically averages between $1,500 and $40,000. The cost of the related hardware varies depending on the type of machine purchased as well as the amount of memory capacity, peripheral equipment and optional features obtained on the machine.

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

     The Company has completed the development of several new software products, which potentially enhance the competitiveness of its comprehensive software offering. These products are marketed under the asyst brand name, were developed as Windows applications to "look and work like Microsoft Office", and include a Fund Accounting product line, a Utility Billing product line, a General Government product line and a Public Safety product line. The Fund Accounting product line includes General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts, Payroll and Fixed Assets modules. The Utility Billing product line includes Utility Billing, Service Orders, Meter Reader Interface, Bank Drafts and Budget Billing modules. The General Government product line includes Master and Land Directories, Business and Animal Licenses, Code Enforcement, Building Permits and Property Tax modules. The Public Safety product line includes Master Name Index, Calls for Service, Offense Reports, Citations, State Interface, Computer Aided Dispatch, Jail Management, Alarm Billing, Municipal Court and UCR Reports modules. The Company is currently developing additional modules for its asyst product line to add to its existing asyst offerings including an asyst for Powersports product line.

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

     For the year ended December 31, 2004, the Company generated approximately 16% of its revenue from the sale of software, 12% from installation, training and customer support, 61% from software maintenance, and 11% from equipment and supplies sales.

Marketing

     The Company markets its products on a nationwide basis in the United States and Canada. Marketing is conducted through its full-time sales staff in Dallas, Texas as well as through the Company's full-time sales representatives located in Lexington, Kentucky, New Orleans, Louisiana, Memphis, Tennessee and London, Ontario.

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

Competition

     The Company is aware of sizable, nationally prominent competitors, which market products that are similar to those of the Company. Numerous other competitors are small, local vendors who often do not market standard application packages. Management believes that the comprehensive nature of its product offering, including the uniqueness of the asyst product line, has a positive impact on its competitive status.

Employees

     The Company presently has 34 full-time employees, including its executive officers. In addition, from time to time, the Company engages the services of consultants and part-time employees.

Patents, Copyrights, Trademarks and Royalties

     The Company does not believe its products are patentable, and, to date, has not registered any copyright with respect to its products. The Company has federally registered trademarks for its asyst and jUSTInter.net products. The Company believes all of its products are of a proprietary nature and the Company's licensing arrangements prohibit disclosure of the program by the customer. However, there can be no assurance that the Company's software is incapable of being duplicated or the Company will be successful in discovering or preventing any such duplication.

ITEM 2.   PROPERTIES

     The Company leases its 5,033 square foot facility at 1850 Crown Road, Suite 1109, Dallas, Texas, 75234. The lease for this facility was entered into on August 1, 2000 for a sixty-month lease term commencing on August 1, 2000 and expiring on September 30, 2005. USTI Canada, Inc. leases a 1,220 square foot facility at 650 Colborne Street, Suite 7, London, ON, N6A 5A1 from a related party, 650 Colborne Partners. This partnership includes members of management and the Board of the Company. The lease for this facility was entered into on January 1, 2005 for a sixty month lease term commencing on January 1, 2005 and expiring on December 31, 2009.

ITEM 3.   LEGAL PROCEEDINGS

     The Company from time to time is a defendant in various legal actions, which arise out of the normal course of its business. In the opinion of management, none of these actions are expected to have a material effect on the consolidated results of operations or financial position of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2004.

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

                                       High               Low
    Quarter Ended                   Bid Price          Bid Price

    March 31, 2003                    $0.08              $0.05
    June 30, 2003                     $0.10              $0.05
    September 30, 2003                $0.09              $0.06
    December 31, 2003                 $0.08              $0.06
    March 31, 2004                    $0.11              $0.06
    June 30, 2004                     $0.09              $0.06
    September 30, 2004                $0.09              $0.06
    +December 31, 2004                $0.08              $0.05

     As of February 28, 2005, the Company had 422 shareholders of record and its common stock had a closing bid price of $.06 per share and a closing asked price of $.06 per share.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company derives its revenue from the licensing of its software packages, installation, training and customer modifications, maintenance agreements and sale of equipment and supplies. Results of operations for 2004 include revenues of $3,646,142 resulting in net income of $316,471 as compared to revenues of $3,491,499 and net income of $369,329 in 2003.

     The Company has completed the development of several new software products, which enhances the competitiveness of its comprehensive software offering. These products are marketed under the asyst brand name, were developed as Windows applications to "look and work like Microsoft Office", and include a Fund Accounting product line, a Utility Billing product line, a General Government product line and a Public Safety product line. The Fund Accounting product line includes General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts, Payroll and Fixed Assets modules. The Utility Billing product line includes Utility Billing, Service Orders, Meter Reader Interface, Bank Drafts and Budget Billing modules. The General Government product line includes Master and Land Directories, Business and Animal Licenses, Code Enforcement, Building Permits and Property Tax modules. The Public Safety product line includes Master Name Index, Calls for Service, Offense Reports, Citations, State Interface, Computer Aided Dispatch, Jail Management, Alarm Billing and UCR Reports modules. The Company is currently developing additional modules for its asyst product line to add to its existing asyst offerings including a municipal court package and additions to its asyst Dealer Management product line. The asyst Dealer Management product line includes the core asyst accounting modules and will have the additional functionality of point of sale, inventory, repair orders, finance and insurance and fiche interface.

     The Company believes its asyst product line will continue to offer its current and prospective customers an attractive software solution, both from a financial and functionality standpoint and follows the trend of clients moving to Windows based PC networks.

     The following table sets forth, for the period indicated, the relative percentage which certain items in the Consolidated Statements of Income of the Company bear as a percent of total revenues for that period.


                                         Percentage of Revenues
                                         Year Ended December 31,
                                         ----------------------
                                           2004           2003
Revenue                                    ----           ----
 Software Packages                          16%            16%
 Installation, training and
  customer support                          12%            12%
 Maintenance                                61%            63%
 Equipment and other                        11%             9%
                                           ----           ----
                                           100%           100%

Costs and expenses
 Salaries                                   53%            55%
 Other general administrative
  and selling expense                       22%            21%
 Depreciation and amortization               8%             7%
 Commissions                                 2%             2%
 Cost of equipment sold                      7%             5%
                                           ----           ----
 Total costs and expenses                   92%            90%

 Operating income                            8%            10%

 Non-operating income, net                   1%             2%

 Net income                                  9%            12%


2004 vs 2003

     The Company's total revenue increased 4% for the year ended December 31, 2004 from $3,491,499 in 2003 to $3,646,142 in 2004. Software license fees increased 8% from $548,031 in 2003 to $591,647 in 2004 due, in part, to an increase in the licensing of the Company's asyst products during 2004 and an increase in the sales of additional packages to the existing customer base in 2004. Installation, training and customer support revenue, which do not necessarily change in correlation with the licensing of the Company's software products, remained fairly constant between years from $424,503 in 2003 to $434,845 in 2004. Maintenance revenue increased slightly from $2,183,354 in 2003 to $2,212,429 in 2004, due to an increase in revenue from the asyst products which was offset by a reduction in maintenance revenue from the Company's other product lines. Equipment sales and supplies increased 24 % from $323,126 in 2003 to $400,134 in 2004 as a result of an increase in the volume of computer equipment and forms and supplies sold customers using the Company's software products.

     Total costs and expenses increased 5% for the period ended December 31, 2004 from $3,176,737 in 2003 to $3,348,223 in 2004. Salary expense remained constant from $1,935,709 in 2003 to $1,941,155 in 2004. Other general, administrative and selling expenses increased 11% from $636,309 in 2003 to $707,058 in 2004, due, in part, to an increase legal and travel expenses. Depreciation and amortization expense increased 8% from $256,268 in 2003 to $277,535 in 2004 resulting from the purchases of equipment and leasehold improvements during 2003. Cost of equipment sold increased 38% from $175,190 in 2003 to $242,251 in 2004 as a result of increased sales of equipment and supplies in 2004.

Critical Accounting Policies

     In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we must make a variety of estimates that affect the reported amounts and related disclosures. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. The following accounting policies are currently considered most critical to the preparation of our financial statements.

Revenue Recognition

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

     Service revenue generated from programming and training services are recognized as the services are performed. Maintenance revenue is deferred and recognized ratably over the related contract period, generally twelve months. Revenue from the sales of equipment and supplies is recognized in the period in which the products are delivered.

     Deferred revenue on maintenance contracts represent cash received in advance or accounts receivable for maintenance services which is recognized over the life of the contact.

Allowance for Doubtful Accounts

     We provide an allowance for doubtful accounts to ensure trade receivables are not overstated due to uncollectibility. The collectibility of our receivables is evaluated based on a variety of factors, including the length of time receivables are past due, customers' indication of willingness to pay, significant one-time events and historical experience. If circumstances related to our customers change, estimates of the recoverability of receivables would be further adjusted.

Goodwill and Intangible Assets

     Goodwill and intangible assets are primarily the result of the Company's acquisitions. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We test annually to determine whether goodwill has been impaired, under the guidance of SFAS No. 142. We forecast discounted future cash flows based on our historical and best estimates of future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions. Changes in our forecasts or cost of capital may result in asset value write-downs, which could have a significant impact on our current and future financial position and results of operations.

Deferral Tax Valuation Allowance

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the total of tax payable for the period and the change during the period in deferred tax assets and liabilities.

Liquidity and Capital Resources

     The Company had net cash provided from operating activities of $634,585 during 2004, as compared to $595,836 provided in 2003. Operating cash flows are primarily derived from net income plus non-cash depreciation and amortization and changes in the accounts receivable and accounts payable. Net cash of $29,399 was utilized in 2004 for capital acquisitions and $1,500,000 was utilized to redeem the outstanding Series B and Series E preferred stock, including all cumulative undeclared and unpaid dividends. The effect of the Canadian dollar exchange rate on cash resulted in an increase during 2004 of $81,272.

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

Contractual Obligations

     The following table sets forth our contractual obligations at December 31, 2004, for the periods shown:

                                   Within
Contractual Obligations   Total   1 Year   2-3 Years   4-5 Years    Thereafter
-----------------------   -----   ------   ---------   ---------    ----------
 Debt                    $  -     $  -     $  -       $   -         $   -
 Operating leases         130,600  57,650   34,700      38,250         -
 Purchase commitments       -        -        -           -             -
                          -------  -------  -------     -------      -------
 Total contractual
  cash obligations       $130,600 $57,650  $34,700    $ 38,250       $    -
                          =======  ======  =======     =======      =======


Recent Accounting Pronouncements

     On December 16, 2004,  the FASB  published  FASB Statement No. 123 (revised
2004), Share-Based Payment. Statement 123(R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply Statement 123(R) in the first interim or annual reporting period that begins after December 15, 2005. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The effect of the adoption of this standard is still being evaluated by the Company.

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

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                United Systems Technology, Inc. and Subsidiaries
                   Index to Consolidated Financial Statements


                                                                   Pages

Report of Independent Registered Public Accounting Firm             F-1


Consolidated Financial Statements

   Balance sheets as of December 31, 2004 and 2003                  F-2
   Statements of income for the years
    ended December 31, 2004 and 2003                                F-3
   Statements of stockholders' equity for the years
    ended December 31, 2004 and 2003                                F-4
   Statements of cash flows for the years
    ended December 31, 2004 and 2003                                F-5
   Notes to Consolidated Financial Statements                   F-6 to F-15

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
United Systems Technology, Inc.


     We have audited the accompanying consolidated balance sheets of United Systems Technology, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Systems Technology, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ HEIN & ASSOCIATES LLP

Dallas, Texas
January 28, 2005

                United Systems Technology, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                  December 31,


                                                  2004             2003
                                               ===========     ===========
     Assets
Current Assets
 Cash and cash equivalents                     $ 1,794,943    $  2,608,485
 Trade accounts receivable, less allowance
  for doubtful accounts of $37,400 in 2004
  and $34,500 in 2003                            1,085,165       1,047,206
 Prepaid Expenses                                   17,063            -
                                                 ---------       ---------
   Total current assets                          2,897,171       3,655,691
                                                 ---------       ---------

Property and equipment at cost, net                173,117         209,594
Goodwill, net                                      528,184         483,842
Purchased software, net                            393,441         580,038
Deposits and other                                   9,862          22,914
                                                 ---------       ---------
                                                 1,104,604       1,296,388
                                                 ---------       ---------
   Total Assets                                $ 4,001,775    $  4,952,079
                                                 =========       =========

     Liabilities and Stockholders' Equity
Current Liabilities
 Trade accounts payable                        $    57,619    $     32,721
 Accrued payroll                                   184,620         198,435
 Other accrued expenses                            192,926         164,156
 Deferred revenue                                1,612,659       1,553,563
                                                 ---------       ---------
   Total current liabilities                     2,047,824       1,948,875


Commitments and contingencies (Note 5)               -               -

   Stockholders' Equity
Preferred stock, convertible, voting,
 cumulative, par value $.10 per share;
 authorized 5,000,000 shares; issued and
 outstanding, 500,000 shares of Series B,
 300,000 shares of Series E, aggregate
 liquidating preference of $800,000
 ($1.00 per share) in 2003                          -               80,000
Common stock, par value $.01 per share
 in 2004 and $.10 in 2003; authorized
 100,000,000 shares; issued and outstanding
 56,178,663 shares in 2004 and 2003                561,787       5,617,866
Additional paid-in capital                       7,161,633       2,825,554
Accumulated deficit                             (6,257,457)     (5,873,928)
Accumulated other comprehensive income             487,988         353,712
                                                 ---------       ---------
   Total stockholders' equity                    1,953,951       3,003,204
                                                 ---------       ---------
 Total liabilities and stockholders' equity    $ 4,001,775    $  4,952,079
                                                 =========       =========


    The accompanying notes are an integral part of the financial statements.

                United Systems Technology, Inc. and Subsidiaries
                        Consolidated Statements of Income
                        For The Years Ended December 31,



                                                  2004             2003
                                               ===========     ===========
Revenue
 Software packages                             $   591,647    $    548,031
 Installation, training and customer support       434,845         424,503
 Maintenance                                     2,212,429       2,183,354
 Equipment sales and supplies                      400,134         323,126
 Other                                               7,087          12,485
                                                 ---------       ---------
                                                 3,646,142       3,491,499
                                                 ---------       ---------
Costs and expenses
 Salaries                                        1,941,155       1,935,709
 Other general, administrative
  and selling expense                              707,058         636,309
 Depreciation and amortization                     277,535         256,268
 Rent                                              100,910          93,805
 Commissions                                        79,314          79,456
 Cost of equipment and supplies sold               242,251         175,190
                                                 ---------       ---------
                                                 3,348,223       3,176,737
                                                 ---------       ---------
Operating income                                   297,919         314,762
                                                 ---------       ---------

Other (expense) income
 Interest income                                    18,552          54,567
                                                 ---------       ---------
                                                    18,552          54,567
                                                 ---------       ---------

Net income                                         316,471         369,329

Preferred stock dividend requirement                  -            (56,000)
                                                 ---------       ---------

Income allocable to common shareholders            316,471         313,329
                                                 =========       =========

Basic and diluted income per common share      $      0.01    $       0.01
                                                 =========       =========

Weighted average number of common
 shares outstanding
   Basic                                        56,178,663      56,178,663
                                                ==========      ==========
Diluted                                         59,418,693      59,474,050
                                                ==========      ==========


    The accompanying notes are an integral part of the financial statements.

                United Systems Technology, Inc. and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                        For the Years Ended December 31,


                                     Additional             Currency
               Capital  Stock Issued  Paid-In     Accum    Translation
              Preferred   Common      Capital    Deficit   Adjustments  Total
              ---------   ------      -------    -------   -----------  -----

Balance,
January 1,
2003         $  80,000   5,617,866  2,825,554  (6,243,257)   (74,429) 2,205,734
Comprehesive
 income
 Net income                                       369,329               369,329
 Currency
  translation
  adjustments                                                428,141    428,141
Total                                                                 ---------
comprehensive
income                                                                  797,470
              --------  ---------- ----------  ----------  --------   ---------
Balance,
 December 31,
 2003           80,000   5,617,866  2,825,554  (5,873,928)   353,712  3,003,204

Eedeem
 preferred
 stock         (80,000)              (720,000)   (700,000)           (1,500,000)
Change in par
 value of
 common stock           (5,056,079) 5,056,079                              -
Comprehesive
 income
 Net income                                       316,471               316,471
 Currency
  translation
  adjustments                                                134,276    134,276
Total                                                                 ---------
comprehensive
income                                                                  450,747
              --------  ---------- ----------  ----------   --------  ---------
Balance,
 December 31,
 2004        $   -     $   561,787 $7,161,633  $(6,257,457) $487,988 $1,953,951
              =======   ========== ==========  ===========  ========  =========


    The accompanying notes are an integral part of the financial statements.

                United Systems Technology, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                        For the Years Ended December 31,


                                                  2004             2003
                                               ===========     ===========
Cash flows in operating activities:

 Net income                                    $   316,471    $    369,329

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                    277,535         256,268
 Changes in operating assets and liabilities
   Trade accounts receivable                        26,121         224,069
   Other assets                                     (3,832)         22,419
   Trade accounts payable                           21,689          (6,712)
   Accrued expenses                                  3,356        (138,965)
   Deferred revenue                                 (6,755)       (130,572)
                                                 ---------       ---------
Net cash provided by operating activities          634,585         595,836
                                                 ---------       ---------
Cash flows from investing activities:
 Purchases of property and equipment               (29,399)       (135,697)
                                                 ---------       ---------
Net cash used in investing activities              (29,399)       (135,697)
                                                 ---------       ---------
Cash flows from financing activities:
 Redemption of preferred stock                  (1,500,000)           -
                                                 ---------       ---------
Net cash used in financing activities           (1,500,000)           -
                                                 ---------       ---------

Effect of exchange rate changes on cash             81,272         347,548

Increase (decrease) in cash and
 cash equivalents                                 (813,542)        807,687
Cash and cash equivalents, beginning of year     2,608,485       1,800,798
                                                 ---------       ---------

Cash and cash equivalents, end of year         $ 1,794,943    $  2,608,485
                                                 =========       =========


    The accompanying notes are an integral part of the financial statements.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


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

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

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

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

1.   Summary of Significant Accounting Policies (Cont'd.):


                                                            Year Ended
                                                           December 31,
                                                        2004         2003
                                                        ----         ----

  Income allocable to common stockholders             $ 316,471    $ 313,329

  Deduct: Total stock-based employee compensation
          expense determined under fair market
          value based method for awards granted,
          modified, or settled, net of related
          tax effects                                   115,110      123,750
                                                        -------      -------
 Pro forma income allocable to common stockholders    $ 201,361    $ 189,579
                                                        -------      -------

 Earnings per share:
  Basic and diluted - as reported                     $   .01      $   .01
  Basic and diluted - pro forma                       $   NIL      $   NIL

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

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

1.   Summary of Significant Accounting Policies (Cont'd.):

Recent Accounting Pronouncements

     On December 16, 2004,  the FASB  published  FASB Statement No. 123 (revised
2004), Share-Based Payment. Statement 123(R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply Statement 123(R) in the first interim or annual reporting period that begins after December 15, 2005. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The effect of the adoption of this standard is still being evaluated by the Company.

Reclassifications

     Certain   reclassifications  have  been  made  to  conform  2003  financial statements to the presentations in 2004. The reclassifications had no effect on net income.

2.   Property and Equipment:

                                                   2004           2003
                                                   ----           ----

    Leasehold improvements                      $ 106,729     $ 103,991
    Furniture and fixtures                         87,164        84,982
    Equipment                                   1,241,342     1,207,487
                                                ---------     ---------
                                                1,435,235     1,396,460
    Less accumulated depreciation
     and amortization                          (1,262,118)   (1,186,866)
                                                ---------     ---------
                                                $ 173,117     $ 209,594
                                                =========     =========

3.   Goodwill and Purchased Software:

     Goodwill and purchased software consist of the following:

                                                      Accumulated
                                          Cost        Amortization       Net
         2004                             ----        ------------       ---
         ----

        Goodwill                       $ 2,061,019    $(1,532,835)    $528,184
        Purchased software               1,851,323     (1,457,882)     393,441

         2003
         ----

        Goodwill                      $ 2,002,392     $(1,518,550)    $483,842
        Purchased software              1,779,562      (1,199,524)     580,038


                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

3.   Goodwill and Purchased Software (Con't):

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

     Goodwill is tested for impairment annually. Additionally, no changes in the carrying amount of goodwill occurred for the years ended December 31 2004 and 2003, except for changes in translation rates used.

     Amortization expense for the Company's purchased software was $258,358 and $270,617 for the years ended December 31, 2004 and 203, respectively. Estimated amortization expense for the Company's purchased software for each of the years ending December 31, is as follows:

                                                 Estimated Amortization
                                                        Expense
                                                        -------
                                  2005               $ 217,300
                                  2006               $ 124,200
                                  2007              $   51,900

4.   Preferred Stock:

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

5.   Commitments and Contingencies:

Operating Lease and Related Party Lease

     The Company leases its corporate facility at 1850 Crown Road, Suite 1109, Dallas, Texas, 75234. The lease for this facility was entered into on August 1, 2000 for a sixty-month lease term commencing on August 1, 2000 and expiring on September 30, 2005. USTI Canada, Inc leases a facility at 650 Colborne Street, Suite 7, London, ON, N6A 5A1 from a related party. The lease for this facility was entered into on January 1, 2005 for a sixty month lease term commencing on January 1, 2005 and expiring on December 31, 2009. The future minimum annual lease payments under these leases are approximately $57,650 in 2005, $16,940 in 2006, $17,760 in 2007, $18,670 in 2008 19,580 in 2009. Rent expense was $100,911 and $93,805 in 2004 and 2003, respectively.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

6.   Common Stock Options and Warrants:

Stock Options

     During 2001, the Board of Directors issued non-qualified stock options to certain employees and directors at the quoted market price of the Company's stock at the date of the grant. These options become exercisable over a period of up to five years and expire in 2006. No options were granted in 2004 and 2003.

     Additional information with respect to options outstanding at December 31, 2004, and the changes for each of the two years in the period then ended was as follows:

                                                          2004
                                                          ----
                                                                Weighted
                                                                 Average
                                                                Exercise
                                                   Shares         Price
                                                   ------         -----

   Outstanding at beginning of year               12,875,000       $.05
   Forfeited                                        (300,000)       .05
                                                  ----------        ---
   Outstanding at end of year                     12,575,000       $.05
                                                  ----------        ---
   Options exercisable at December 31, 2004        9,431,250       $.05
                                                  ----------        ---

                                                          2003
                                                          ----
                                                                Weighted
                                                                 Average
                                                                Exercise
                                                   Shares         Price
                                                   ------         -----

   Outstanding at beginning of year               12,875,000       $.05
                                                  ----------        ---
   Outstanding at end of year                     12,875,000       $.05
                                                  ----------        ---
   Options exercisable at December 31, 2003        6,437,500       $.05
                                                  ----------        ---

     Information about stock options outstanding at December 31, 2004 is summarized as follows:

                                            Options Outstanding
                                ---------------------------------------------
                                             Weighted Average
                                 Number        Remaining            Average
   Range of Exercise Prices    Outstanding   Contractual Life   Exercise Price
   ------------------------    -----------   ----------------   --------------
          $.05                  12,575,000       1.9 years          $.05

Stock Purchase Warrants

     At December 31, 2004 and 2003 warrants for 75,000 shares of common stock, exercisable at $.11 per share and expiring in 2005 were outstanding.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


7.   Earnings Per Share:

     The following table sets forth the computation of basic and diluted earnings per share:

                                                         Year Ended
                                                        December 31,
                                                     2004           2003
                                                     ----           ----

   Income allocable to common stockholders      $   316,471    $   313,329

   Weighted average shares outstanding - basic   56,178,663     56,178,663
   Effect of dilutive stock options               3,240,030      3,295,387
                                                 ----------     ----------

  Weighted average shares outstanding - diluted  59,418,693     59,474,050
                                                 ==========     ==========

  Income per common share - basic                  $   .01        $   .01
  Income per common share - diluted                $   .01        $   .01

     In 2003, the assumed conversion of the Company's convertible preferred stock was excluded from the computation of diluted income per share because its effect would be antidilutive. In 2004 and 2003, warrants to purchase 75,000 shares of the Company's common stock were excluded from the computation of diluted income per share because the effect would be antidilutive.

8.   Income Taxes:

     At December  31, 2004,  the Company has United  States net  operating  loss carryforwards of approximately $340,000 and Canadian net operating loss carryforwards of approximately $259,000. These carryforwards expire from 2008 through 2011.

     For the years ended December 31, 2004 and 2003 the difference between the effective federal income tax rate and the amounts determined by applying the statutory federal income tax rate to income before provision for federal income tax was as follows:

                                                    2004           2003
                                                   Amount         Amount
                                                   ------         ------
      Federal income tax at statutory rate       $  96,800     $ 116,500
      Other                                        (14,300)        109,500
      Expiration of capital loss carryforwards
       and other tax credits                          -           283,300
      Change in valuation allowance                (82,500)      (509,300)
                                                   -------        -------
                                                 $    -         $    -
                                                   =======        =======

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

8.   Income Taxes (Cont'd.):

                                                     Year ended December 31,
                                                     2004            2003
                                                     ----            ----
               United States                      $ 452,103       $ 483,096
               Canada                              (135,632)       (113,767)
                                                    -------         -------

                                                  $ 316,471       $ 369,329
                                                    =======         =======

     The components of the deferred tax accounts as of December 31, 2004 and 2003 are as follows:

                                                      2003            2002
                                                      ----            ----
             Deferred tax assets:

              Net operating loss carryforward       $ 216,200       $ 396,000
              Deferred revenue                        225,200         219,100
              Accounts payable and accrued expenses    87,400          82,800
              Other                                    10,600          10,600
                                                     --------        --------
             Total deferred tax asset                 539,400         708,500
                                                     --------        --------
             Deferred tax liabilities:
              Accounts receivable                      73,500          94,300
              Purchased software, property
              and equipment                           229,700         295,500
                                                     --------        --------
             Total deferred tax liability             303,200         389,800
                                                     --------        --------

             Net deferred tax asset before
              valuation allowance                     236,200         318,700

             Less valuation allowance                 236,200         318,700
                                                     --------        --------
                   Net deferred tax asset          $     -          $    -
                                                     ========        ========

     The Company has recorded a valuation allowance equal to the net deferred tax asset. While the Company has utilized a portion of its loss carryforwards in recent years, management believes that there is significant uncertainty that the remaining carryforwards will be utilized prior to their expiration.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

9.   Employee Benefit Plans:

     Effective  January 16, 1992, the Company  established  the USTI  Employee's
401(k) Profit Sharing Plan and Trust (the "Plan"), which is a defined contribution plan that covers substantially all full-time employees of the Company eligible to participate. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and
Section 401(k) of the Internal Revenue Code. The Company made contributions for the benefit of the participants in the Plan in the amount of $20,600 and $21,600 for the years ended December 31, 2004 and 2003, respectively.

10.   Foreign Operations:

     Information regarding foreign operations as of and for the years ended December 31, 2004 and 2003 are as follows. Sales are attributed to countries based upon the location of the customer.

                                                    Year Ended
                                                   December 31,
                                               2004            2003
                                               ----            ----
           Revenue
            United States                  $ 2,338,886     $ 2,255,363
            Canada                           1,307,256       1,236,136
                                             ---------       ---------

                                           $ 3,646,142     $ 3,491,499
                                             ---------       ---------

                                                    Year Ended
                                                   December 31,
                                               2003            2002
                                               ----            ----
           Long-lived assets
            United States                 $   539,301      $   617,779
            Canada                            565,303          678,609
                                            ---------       ---------

                                          $ 1,104,604      $ 1,296,388

                                            ---------       ---------


10.      Subsequent Event:

     The Company intends to recommend at its next Annual Meeting of Shareholders a 1 for 10,000 Reverse/Forward Stock Split ("Stock Split"). If approved, the Stock Split will result in shareholders owning less than 10,000 shares of Common Stock having such shares cancelled and converted into the right to receive cash consideration for their shares. In addition, the Stock Split is considered a "going private" transaction as defined in Rule 13e-3 of the Securities Exchange Act and, if approved, will likely terminate the registration of the Company's Common Stock and suspend the Company's duty to file periodic reports with the SEC. The Company believes that the costs of implementing the requirements of the Sarbanes-Oxley Act of 2002 are in excess of any benefits derived from remaining a public reporting company.

ITEM  8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its Independent Registered Public Accounting Firm on accounting and financial disclosure matters.

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

 3.7 Articles of Amendment to the Articles of Incorporation designating the Series D Preferred Stock of the Company, as filed on February 23, 1990 with the Iowa Secretary of State. (Incorporated by reference, Form 8-K Current Report dated February 15, 1990, Exhibit 3.1)

 3.8 Statement establishing and designating Series E Preferred Stock of the Company, as filed on June 26, 1991, with the Secretary of the State of Iowa. (Incorporated by referenced, Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 3.8)

 10.1 1986 Stock Option Plan. (Incorporated by reference, Registration Statement on Form S-1, File No.33-9574, Exhibit 10.9)

 10.2 Agreement Regarding Preferred Stock Purchase, Warrant Purchase and Loan, dated October 16, 1986, by and between the Company and Ventana Growth Fund. (Incorporated by reference, Registration Statement on Form S-1, File No. 33-9574, Exhibit 10.10)

 10.3 Preferred Stock Purchase Agreement, dated October28, 1986, by and between the Company and Ventana Growth Fund. (Incorporated by reference, Registration Statement on Form S-1, File No.33-9574, Exhibit 10.17)

 10.4 Promissory Note, dated October 16, 1986, in the amount of $150,000.00, from the Company to Ventana Growth Fund. (Incorporated by reference, Registration Statement on Form S-1, File No.33-9574, Exhibit 10.19)

 10.5 Stock Purchase Agreement, dated June 8, 1988, by and between the Company and Farm Bureau Mutual Insurance Company. (Incorporated by reference, Quarterly Report on Form 10-Q for the quarter ended June 30, 1988,
      Exhibit 19.1)

 10.6 Preferred Stock Exchange Agreement, dated June 8, 1988, by and between the Company and Ventana Growth Fund. (Incorporated by reference, Quarterly Report on Form 10-Q for the quarter ended June 30, 1988,
      Exhibit 19.2)

 10.7 Purchase Agreement, dated February 15, 1990, by and between the Company and International Technology Group, Inc. (Incorporated by reference, Form 8-K Current Report dated February 15, 1990, Exhibit 10.1)

 10.8 Assignment and Assumption Agreement, dated February 15, 1990, by and between the Company and International Technology Group, Inc. assigning all relevant rights and interest in a maintenance agreement with Grumman Systems Support Corp. to the Company. (Incorporated by reference, Form 8-K Current Report dated February 15, 1990, Exhibit 10.2)

Exhibit
Number

 10.9 Assignment and Assumption Agreement, dated February 15, 1990, by and between the Company and International Technology Group, Inc. assigning all rights and interest in a Technology Transfer Agreement with AM Computer Corporation and Microvote Partners, Ltd. to the Company.
     (Incorporated by reference, Form 8-K Current Report dated February 15,
      1990)

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is set forth in the Company's definitive proxy statement relating to the Company's 2005 Annual Meeting of Shareholders under the caption "Principal Accountant Fees and Services." Such information is incorporated herein by reference therefrom.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date: February 28, 2004               By:  /s/  Thomas E. Gibbs
                                            --------------------
                                            Thomas E. Gibbs,
                                             Chief Executive Officer and
                                             Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: February 28, 2004                By: /s/  Thomas E. Gibbs
                                           --------------------
                                           Thomas E. Gibbs,
                                            Chief Executive Officer and
                                            Chairman of the Board
                                           (Principal Executive Officer)

Date: February 28, 2004                By: /s/  Randall L. McGee
                                           ---------------------
                                           Randall L. McGee,
                                            Secretary, Treasurer and Director
                                           (Principal Financial &
                                            Accounting Officer)

Date: February 11, 2004                By:  /s/  Scott Burri
                                            ----------------
                                            Scott Burri, Director


Date: February 10, 2004                By:  /s/  Earl Cohen
                                            ---------------
                                            Earl Cohen, Director

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

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

    c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal period that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

 Date: February 28, 2004            By:  /s/  Thomas E. Gibbs
                                         --------------------
                                         Thomas E. Gibbs,
                                         President and Chief Executive Officer\

EXHIBIT 31.2
                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Randall L. McGee, Chief Financial Officer of United Systems Technology, Inc. ("registrant"), certify that:

1.  I have reviewed this annual report on Form 10-KSB of the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this anual report;

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

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

    c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal period that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Date: February 28, 2004          By: /s/  Randall L. McGee
                                     ---------------------
                                    Randall L. McGee,
                                    Vice President and Chief Financial Officer

Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the Annual Report of United Systems Technology, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2004 (the "Report"). I, Thomas E. Gibbs, Principal Executive Officer of the Company, hereby certify that, to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respect, the financial condition and results of the operations of the Company.



 Date: February 28, 2004            By:  /s/  Thomas E. Gibbs
                                         --------------------
                                         Thomas E. Gibbs, President
                                          and Chairman of the Board
                                         (Principal Executive Officer)

Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the Annual Report of United Systems Technology, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2004 (the "Report"). I, Randall L. McGee, Principal Financial and Accounting Officer of the Company, hereby certify that, to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respect, the financial condition and results of the operations of the Company.



Date: February 28, 2004          By: /s/  Randall L. McGee
                                     ---------------------
                                     Randall L. McGee, Secretary
                                      and Treasurer
                                    (Principal Financial and Accounting Officer)