Form 10QSB
period 2005-03-31
UNITED SYSTEMS TECHNOLOGY INC
filed 2005-05-13
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           --------------------------

For the Quarter Ended:                           Commission File Number
    March 31, 2005                                     0 - 9574

                           --------------------------


                         UNITED SYSTEMS TECHNOLOGY, INC.

             Iowa                                   42-1102759
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

                      Yes __X__        No ______



     As of March 31, 2005 there were 56,178,663 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB



PART I - FINANCIAL INFORMATION (UNAUDITED)                        PAGE
------------------------------------------

Item 1.  Consolidated Financial Statements

          Balance Sheets                                            3

          Statements of Income                                      4

          Statements of Cash Flows                                  5

          Notes to Consolidated Financial Statements                6


Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                         10

Item 3.  Controls and Procedures                                   13


PART II - OTHER INFORMATION                                        14


            ---------------------------------------------------------


     These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements which are included in the annual report on Form 10-KSB for the fiscal year ended December 31, 2004.

                 United Systems Technology, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                March 31,
                                                  2005         December 31,
                                               (Unaudited)        2004
                                               ===========     ===========
Current Assets
 Cash and cash equivalents                     $ 2,316,051     $ 1,794,943
 Trade accounts receivable, less allowance
  for doubtful accounts of $37,400 at
  March 31, 2005 and December 31, 2004             251,280       1,085,165
 Prepaid expenses                                   45,899          17,063
                                                 ---------       ---------
     Total current assets                        2,613,230       2,897,171
                                                 ---------       ---------

Property and equipment, net                        158,855         173,117
Goodwill, net                                      526,305         528,184
Purchased software, net                            336,424         393,441
Deposits and other                                   9,144           9,862
                                                 ---------       ---------
                                                 1,030,728       1,104,604
                                                 ---------       ---------

     Total assets                              $ 3,643,958     $ 4,001,775
                                                 =========       =========

    Liabilities and Stockholders' Equity
Current Liabilities
 Trade accounts payable                        $    70,066     $    57,619
 Accrued payroll                                    75,572         184,620
 Other accrued expenses                             93,347         192,926
 Deferred revenue                                1,381,276       1,612,659
                                                 ---------       ---------
    Total current liabilities                    1,620,261       2,047,824

Commitments and contingencies                                                                -                                 -

    Stockholders' Equity
Common stock, par value $.10 per share;
 authorized 100,000,000 shares; issued and
 outstanding 56,178,663 at March 31, 2005
 and December 31, 2004                             561,786         561,787
Additional paid-in capital                       7,161,633       7,161,633
Accumulated deficit                             (6,180,571)     (6,257,457)
Currency translation adjustments                   480,849         487,988
                                                 ---------       ---------
     Total stockholders' equity                  2,023,697       1,953,951
                                                 ---------       ---------

   Total liabilities and stockholders' equity  $ 3,643,958     $ 4,001,775
                                                 =========       =========

    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                                    Three Months Ended
                                                          March 31,
                                                  2005            2004
                                               ===========     ===========
Revenue
 Software packages                             $   156,680     $   154,338
 Installation, training and customer support       107,135         108,402
 Maintenance                                       563,698         558,699
 Equipment and supplies sales                      147,689         140,923
 Other                                                 603             565
                                                 ---------       ---------
                                                   975,805         962,927
                                                 ---------       ---------
Costs and expenses
 Salaries                                          480,250         478,346
 Other general, administrative and
  selling expense                                  242,339         190,798
 Depreciation and amortization                      71,268          69,127
 Commissions                                        17,762          17,021
 Cost of equipment and supplies sold                92,250          97,860
                                                 ---------       ---------
                                                   903,869         853,152
                                                 ---------       ---------
Income from operations                              71,936         109,775
                                                 ---------       ---------
Nonoperating income
 Interest income                                     4,946           6,509
                                                 ---------       ---------
                                                     4,946           6,509
                                                 ---------       ---------

Net income                                          76,882         116,284
                                                 =========       =========

Net income per common share -
 basic and diluted                             $       NIL     $       NIL
                                                 =========       =========
Weighted average number of common
 shares outstanding
   Basic                                        56,178,633      56,178,633
                                                ==========      ==========
   Diluted                                      58,274,496      59,857,234
                                                ==========      ==========

    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                  2005            2004
                                               ===========     ===========
Cash flows from operating activities:
 Net income                                    $    76,882     $   116,284
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                    71,268          69,127
 Change in operating assets and liabilities
   Accounts receivable                             821,857         714,725
   Deposits and other                              (28,137)          4,928
   Accounts payable                                 10,279          20,460
   Accrued expenses                               (206,193)       (234,383)
   Deferred revenue                               (220,316)       (200,135)
                                                 ---------       ---------

Net cash provided by operating activities          525,640         491,006
                                                 ---------       ---------
Cash flows from investing activities:
 Property and equipment additions                   (4,074)        (9,625)
                                                 ---------       ---------

Net cash used in investing activities               (4,074)        (9,625)
                                                 ---------       ---------
Cash flows from financing activities:
 Redemption of preferred stock                        -         (1,500,000)
                                                 ---------       ---------

Net cash used in investing activities                 -         (1,500,000)
                                                 ---------       ---------

Effect of exchange rate changes on cash               (458)        (27,548)
                                                 ---------       ---------

Increase (decrease)in cash and cash
equivalents                                        521,108      (1,046,167)
Cash and cash equivalents, beginning of period   1,794,943       2,608,485
                                                 ---------       ---------
Cash and cash equivalents, end of period       $ 2,316,051     $ 1,562,318
                                                 =========       =========


    The accompanying notes are an integral part of the financial statements.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)
Note 1.  Basis of Presentation:

     In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. (the "Company") as of March 31, 2005 and December 31, 2004, the results of operations of the Company for the three months ended March 31, 2005 and 2004 and the cash flows for the three months ended March 31, 2005 and 2004. The consolidated results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 3.  Earnings Per Share:

     The following table sets forth the computation of basic and diluted earnings per share:

                                               Three Months Ended
                                                    March 31,
                                               2005           2004
                                               ----           ----

Income allocable to common stockholders    $    76,882      $ 116,284
Weighted average shares outstanding
 - basic                                    56,178,663     56,178,663
Effect of dilutive stock options
 and warrants                                2,095,833      3,678,571
                                            ----------     ----------
Weighted average shares outstanding
 - diluted                                  58,274,496     59,857,234
                                            ==========     ==========

Income per common share - basic              $   NIL       $   NIL
                                                 ===           ===
Income per common share - diluted            $   NIL       $   NIL
                                                 ===           ===

     In 2005 and 2004, warrants to purchase 75,000 shares of the Company's common stock were excluded from the computation of diluted income per share because the effect would be antidilutive


Note 4.  Comprehensive Income:

         Comprehensive income is as follows:

                                              Three Months Ended
                                                    March 31,
                                               2005           2004
                                               ----           ----

         Net income                          $ 76,882       $116,284
         Currency translation
             adjustments                       (7,139)       (33,071)
                                              -------       --------

         Comprehensive income               $  69,743       $ 83,213
                                              -------       --------

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

                                               Three Months Ended
                                                    March 31,
                                               2005           2004
                                               ----           ----

         Income allocable to
          common stockholders               $  76,882      $116,284

         Deduct: Total stock-based
              employee compensation
              expense determined
              under fair market value
              based method, net of
              related tax effects              30,950        30,950
                                               ------        ------

         Pro forma net income               $  45,932      $ 85,334
                                               ======        ======
Earnings per share:
Basic and diluted - as reported                $ NIL         $ NIL
Basic and diluted - pro forma                  $ NIL         $ NIL


Note 6.  Income Taxes

     The Company has not provided for income taxes during the three months or nine months ended March 31, 2005 due to the utilization of available loss carryforwards that have offset any taxable income generated. Sufficient uncertainty exists with respect to the utilization of our deferred tax assets and we have provided a full valuation allowance on our net deferred tax assets. At December 31, 2004, the Company has United States net operating loss carryforwards of approximately $340,000 and Canadian net operating loss carryforwards of approximately $259,000. These carryforwards expire from 2008 through 2011

Note 7.  Other

     The Company has filed a preliminary Proxy Statement and Schedule 13E-3 with the Securities and Exchange Commission outlining a 1 for 10,000 Reverse/Forward stock split ("Stock Split") and going private transaction. that it intends to recommend at its next Annual Meeting of Shareholders. If approved, the Stock Split will result in shareholders owning less than 10,000 shares of Common Stock having such shares cancelled and converted into the right to receive cash consideration for their shares. In addition, the Stock Split is considered a "going private' transaction as defined in Rule 13e-3 of the Securities Exchange Act and, if approved, will likely terminate the registration of the Company's Common Stock and suspend the Company's duty to file periodic reports with the SEC. The Company believes that the costs of implementing the requirements of the Sarbanes-Oxley Act of 2002 are in excess of any benefits derived from remaining a public reporting company.

           UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Results of Operations

     The Company derives its revenue from the licensing of its software packages, installation, training and custom modifications, maintenance agreements and equipment sales and commissions. Results of operations for the three months ended March 31, 2005 include revenues of $975,805 and net income of $76,882 as compared to revenues of $962,927 and net income of $116,284 for the same period in 2004.

     The Company has completed the development of several new software products, which enhances the competitiveness of its comprehensive software offering. These products are marketed under the asyst(R) brand name, were developed as Windows applications to "look and work like Microsoft Office", and include a Fund Accounting product line, a Utility Billing product line, a General Government product line and a Public Safety product line. The Fund Accounting product line includes General Ledger, Budget XLence, Report XLence, Accounts Payable, Accounts Receivable, Purchase Orders, Cash Receipts, Payroll and Fixed Assets modules. The Utility Billing product line includes Utility Billing, Service Orders, Meter Reader Interface, Bank Drafts and Budget Billing modules. The General Government product line includes Master and Land Directories, Business and Animal Licenses, Code Enforcement, Building Permits and Property Tax modules. The Public Safety product line includes Master Name Index, Calls for Service, Offense Reports, Citations, State Interface, Computer Aided Dispatch, Jail Management, Alarm Billing and UCR Reports modules. The Company has recently developed additional modules for its asyst(R) product line to add to its existing asyst(R) offerings including a municipal court package and additions to its asyst(R) Dealer Management product line. The asyst(R) Dealer Management product line includes the core asyst(R) accounting modules and will have the additional functionality of point of sale, inventory, repair orders, finance and insurance and fiche interface.

Three Month Period Ended March 31, 2005 and 2004

     The Company's total revenue increased from $962,927 during the first quarter in 2004 to $975,805 in 2005. Software license fees remained constant from $154,338 in 2004 to $156,680 in 2005. Installation and training revenue, which does not necessarily change in direct correlation with the licensing of the Company's software products, decreased slightly from $108,402 in 2004 to $107,135 in 2005. Maintenance revenue increased in 2005 to $563,698 as compared to $558,669 during the same period in 2004. Maintenance revenue from the asyst(R) product line increased in 2005 but was offset by a decrease in revenue from several older product lines. Equipment and supplies sales increased 5% from $140,923 in 2004 to $147,687 during 2005, due in part to, an increase in the sale of equipment sold in conjunction with its software products.

     Total costs and expenses increased 6% from $853,152 in 2004 to $903,869 in 2005. Salary expense remained constant from $478,346 in 2004 to $480,250 in 2005. Other general, administrative and selling expenses increased 27% from $190,798 in 2004 to $242,339 in 2004, due primarily, to an increase in expenses related to the Company's going private transaction that it is currently in the process of completing. Depreciation and amortization expense increased from $69,127 in 2004 to $71,268 in 2005 due to increased expense related to the purchase of equipment. Commission expense remained constant from $17,021 in 2004 to $17,762 in 2005. Cost of equipment and supplies sold decreased 6% from $97,860 in 2004 to $92,250 in 2005 as a result of an increase in the volume of equipment that has a higher margin.

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

     Deferred revenue on maintenance contracts represent cash received in advance or accounts receivable for maintenance services which is recognized over the life of the contract.

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

Liquidity and Capital Resources

     The Company had net cash provided from operating activities of $525,640 during the three months ended March 31, 2005, as compared to net cash provided by operations of $491,006 for the same period in 2004. Operating cash flows are primarily derived from net income plus non-cash depreciation and amortization and changes in accounts receivable less the change in the deferred revenue and accrued expenses. Net cash of $4,074 was utilized in 2005 for capital acquisitions.

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

Item 2.  Unregistered Sale of Securities and Use of Proceeds

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable
..

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits  31.1  Principal Executive Officer Certification pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

              31.2  Principal Financial Officer Certification pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

              32.1  Principal Executive Officer Certification pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

              32.2  Principal Financial Officer Certification pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K filed during the quarter ended March 31, 2005:

              News release issued by United Systems Technology, Inc. dated March 4, 2005 announcing operating results for the year ended December 31, 2004

              News release issued by United Systems Technology, Inc. dated March 4, 2005 announcing that the Board of Directors has unanimously approved a reverse 1-for-10,000 split of its common stock to be followed immediately by a forward 10,000-for-1 split, to be submitted to the shareholders for approval at the 2005 Annual Meeting of Shareholders.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                United Systems Technology, Inc.


Date:  May 13, 2005             By: /s/  Thomas E. Gibbs
                                    --------------------
                                   Thomas E. Gibbs, President
                                    and Chairman of the Board
                                   (Principal Executive Officer)



Date:  May 13, 2005             By: /s/  Randall L. McGee
                                    ---------------------
                                   Randall L. McGee, Secretary
                                    and Treasurer
                                  (Principal Financial and
                                   Accounting Officer)

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

Dated:  May 13, 2005               By: /s/ Thomas E. Gibbs
                                      --------------------
                                     Thomas E. Gibbs
                                     President and Chief Executive Officer

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

Dated:  May 13, 2005      By: /s/ Randall L. McGee
                              --------------------
                             Randall L. McGee
                             Vice President and Chief Financial Officer

Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the Quarterly Report of United Systems Technology, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2005 (the "Report"). I, Thomas E. Gibbs, Principal Executive Officer of the Company, hereby certify that, to the best of my knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     2. The information contained in the Report fairly presents, in all material respect, the financial condition and results of the operations of the Company.



Date:  May 13, 2005             By: /s/  Thomas E. Gibbs
                                   ---------------------
                                   Thomas E. Gibbs, President
                                    and Chairman of the Board
                                   (Principal Executive Officer)

Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

     This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the Quarterly Report of United Systems Technology, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2005 (the "Report"). I, Randall L. McGee, Principal Financial and Accounting Officer of the Company, hereby certify that, to the best of my knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     2. The information contained in the Report fairly presents, in all material respect, the financial condition and results of the operations of the Company.



Date:  May 13, 2005          By: /s/  Randall L. McGee
                                ----------------------
                               Randall L. McGee, Secretary
                                and Treasurer
                               (Principal Financial and
                                Accounting Officer