Form 10QSB
period 2005-06-30
UNITED SYSTEMS TECHNOLOGY INC
filed 2005-08-15
CIK 350194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           --------------------------

For the Quarter Ended:                                    Commission File Number
    June 30, 2005                                                 0 - 9574

                           --------------------------

                         UNITED SYSTEMS TECHNOLOGY, INC.

        Iowa                                                    42-1102759
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

                           Yes __X__        No ______



     As of June 30, 2005 there were 56,178,663 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB


PART I - FINANCIAL INFORMATION (UNAUDITED)                                  PAGE
------------------------------------------

Item 1. Consolidated Financial Statements

            Balance Sheets                                                    3

            Statements of Income                                              4

            Statements of Cash Flows                                          5

            Notes to Consolidated Financial Statements                        6


Item 2. Management's Discussion and Analysis or Plan of Operation            10

Item 3. Controls and Procedures                                              14


PART II - OTHER INFORMATION                                                  15
---------------------------


            ---------------------------------------------------------


     These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements which are included in the annual report on Form 10-KSB for the fiscal year ended December 31, 2004.

                 United Systems Technology, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                   June 30,    December 31,
                                                                     2005          2004
                                                                  (Unaudited)
                                                                 ============  ============
Current Assets
Cash and cash equivalents                                        $ 2,205,730   $ 1,794,943
Trade accounts receivable, less allowance for doubtful accounts
 of $37,400 at June 30, 2005 and December 31, 2004                   289,225     1,085,165
Prepaid expenses                                                      42,656        17,063
                                                                 ------------  ------------
          Total current assets                                     2,537,611     2,897,171
                                                                 ------------  ------------

Property and equipment, net                                          152,055       173,117
Goodwill, net                                                        524,540       528,184
Purchased software, net                                              283,103       393,441
Deposits and other                                                    14,659         9,862
                                                                 ------------  ------------
                                                                     974,357     1,104,604
                                                                 ------------  ------------

          Total assets                                           $ 3,511,968   $ 4,001,775
                                                                 ============  ============

     Liabilities and Stockholders' Equity
Current Liabilities
  Trade accounts payable                                         $   135,085   $    57,619
  Accrued payroll                                                    107,325       184,620
  Other accrued expenses                                              84,743       192,926
  Deferred revenue                                                 1,164,050     1,612,659
                                                                 ------------  ------------
          Total current liabilities                                1,491,203     2,047,824


Commitments and contingencies                                              -             -

          Stockholders' Equity
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued and outstanding 56,178,663 at June 30, 2005
 and December 31, 2004                                               561,787       561,787
Additional paid-in capital                                         7,161,633     7,161,633
Accumulated deficit                                               (6,175,287)   (6,257,457)
Currency translation adjustments                                     472,632       487,988
                                                                 ------------  ------------
          Total stockholders' equity                               2,020,765     1,953,951
                                                                 ------------  ------------

      Total liabilities and stockholders' equity                 $ 3,511,968   $ 4,001,775
                                                                 ============  ============


    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                                    Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                                    2005           2004            2005          2004
                                                ============================  ============================
Revenue
  Software packages                             $    138,317   $    134,525   $    294,997   $    288,863
  Installation, training and customer support         79,750         81,956        186,885        190,358
  Maintenance                                        548,977        544,821      1,112,675      1,103,520
  Equipment and supplies sales                        83,587         62,441        231,275        203,364
  Other                                                  785            731          1,388          1,297
                                                -------------  -------------  -------------  -------------
                                                     851,416        824,474      1,827,220      1,787,402
                                                -------------  -------------  -------------  -------------
Costs and expenses
  Salaries                                           478,439        459,737        959,146        938,935
  Other general, administrative and
   selling expense                                   239,176        201,054        481,058        390,413
  Depreciation and amortization                       66,715         67,651        137,983        136,780
  Commissions                                         19,954         15,110         37,716         32,715
  Cost of equipment and supplies sold                 50,394         33,024        142,644        130,884
                                                -------------  -------------  -------------  -------------
                                                     854,678        776,576      1,758,547      1,629,727
                                                -------------  -------------  -------------  -------------
Income (loss) from operations                         (3,262)        47,898         68,673        157,675
                                                -------------  -------------  -------------  -------------

Nonoperating income
 Interest income                                       8,547          1,670         13,494          8,178
                                                -------------  -------------  -------------  -------------
                                                       8,547          1,670         13,494          8,178
                                                -------------  -------------  -------------  -------------

Net income                                      $      5,285   $     49,568   $     82,167   $    165,853
                                                =============  =============  =============  =============

Net income per common share - basic and diluted $        NIL   $        NIL   $        NIL   $        NIL
                                                =============  =============  =============  =============

Weighted average number of common
 shares outstanding
    Basic                                         56,178,663     56,178,663     56,178,663     56,178,663
                                                =============  =============  =============  =============
    Diluted                                       58,257,830     59,771,520     58,266,163     59,814,377
                                                =============  =============  =============  =============


    The accompanying notes are an integral part of the financial statements.

                 United Systems Technology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
              For the Six Month Period Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                         2005           2004
                                                     ============   ============
Cash flows in operating activities:
 Net income                                          $    82,167    $   165,853
                                                     ------------   ------------

 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                         137,983        136,780
   Change in operating assets and liabilities
      Accounts receivable                                777,004        748,585
      Deposits and other                                 (30,426)       (18,218)
      Accounts payable                                    75,633          4,509
      Accrued expenses                                  (181,686)      (198,109)
      Deferred revenue                                  (428,306)      (454,729)
                                                     ------------   ------------

                                                         350,202        218,818
                                                     ------------   ------------

Net cash provided from operating activities              432,369        384,671
                                                     ------------   ------------

Cash flows from investing activities:
 Property and equipment additions                        (14,300)       (18,045)
                                                     ------------   ------------

Net cash used in investing activities                    (14,300)       (18,045)
                                                     ------------   ------------

Cash flows from financing activities:
 Redemption of preferred stock                                 -     (1,500,000)
                                                     ------------   ------------

Net cash used in financing activities                          -     (1,500,000)
                                                     ------------   ------------

Effect of exchange rate changes on cash                   (7,282)       (56,116)
                                                     ------------   ------------

Increase (decrease) in cash and cash equivalents         410,787     (1,189,490)
Cash and cash equivalents, beginning of period         1,794,943      2,608,485
                                                     ------------   ------------

Cash and cash equivalents, end of period             $ 2,205,730    $ 1,418,995
                                                     ============   ============


    The accompanying notes are an integral part of the financial statements.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 1. Basis of Presentation:

     In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of United Systems Technology, Inc. (the "Company") as of June 30, 2005 and December 31, 2004, the results of operations of the Company for the three and six months ended June 30, 2005 and 2004 and the cash flows for the six months ended June 30, 2005 and 2004. The consolidated results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 3. Earnings Per Share:

     The following table sets forth the computation of basic and diluted earnings per share:

                               Three Months Ended           Six Months Ended
                                     June 30,                   June 30,
                                2005         2004         2005          2004
                            ------------ ------------ ------------- ------------
Income allocable to
 common stockholders        $     5,285  $    49,568  $     82,167  $   165,853
Weighted average
 shares outstanding - basic  56,178,663   56,178,663    56,178,663   56,178,663
Effect of dilutive stock
 options and warrants         2,079,167    3,592,857     2,087,500    3,635,714
                            ------------ ------------ ------------- ------------

Weighted average shares
 outstanding - diluted       58,257,830   59,771,520    58,266,163   59,814,377
                            ============ ============ ============= ============

Income per common
 share - basic              $       NIL  $       NIL  $        NIL  $       NIL
                            ============ ============ ============= ============
Income per common
 share - diluted            $       NIL  $       NIL  $        NIL  $       NIL
                            ============ ============ ============= ============

     In 2005 and 2004, warrants to purchase 75,000 shares of the Company's common stock were excluded from the computation of diluted income per share because the effect would be antidilutive


Note 4. Comprehensive Income:

     Comprehensive income is as follows:

                                Three Months Ended         Six Months Ended
                                     June 30,                   June 30,
                                2005         2004         2005          2004
                            ------------ ------------ ------------- ------------

     Net income             $     5,285  $    49,568  $     82,167  $   165,853
     Currency translation
      adjustments                (8,217)     (30,966)      (15,356)     (64,037)
                            ----------------------------------------------------

     Comprehensive income
      (loss)                $    (2,932) $    18,602  $     66,811  $   101,816
                            ------------ ------------ ------------- ------------

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

                                Three Months Ended         Six Months Ended
                                     June 30,                   June 30,
                                2005         2004         2005          2004
                            ------------ ------------ ------------- ------------

Income allocable to common
 stockholders               $     5,285  $    49,568  $     82,167  $   165,853

Deduct: Total stock-based
 employee compensation
 expense determined
 under fair market value
 based method, net of
 related tax effects             30,950       30,950        61,900       61,900
                            ------------ ------------ ------------- ------------
Pro forma net income (loss) $   (25,665) $    18,618  $     20,267  $   103,953
                            ============ ============ ============= ============

Earnings per share:
Basic and diluted -
 as reported                $       NIL  $       NIL  $        NIL  $       NIL
Basic and diluted -
 pro forma                  $       NIL  $       NIL  $        NIL  $       NIL


Note 6. Income Taxes

     The Company has not provided for income taxes during the three months or six months ended June 30, 2005 and 2004 due to the utilization of available loss carryforwards that have offset any taxable income generated. Sufficient uncertainty exists with respect to the utilization of our deferred tax assets and we have provided a full valuation allowance on our net deferred tax assets. At December 31, 2004, the Company has United States net operating loss carryforwards of approximately $340,000 and Canadian net operating loss carryforwards of approximately $259,000. These carryforwards expire from 2008 through 2011

Note 7. Other

     The Company has filed a definitive Proxy Statement and Schedule 13E-3 with the Securities and Exchange Commission outlining a 1 for 10,000 Reverse/Forward stock split ("Stock Split") and going private transaction. that it intends to recommend at its next Annual Meeting of Shareholders. If approved, the Stock Split will result in shareholders owning less than 10,000 shares of Common Stock having such shares cancelled and converted into the right to receive cash consideration for their shares. In addition, the Stock Split is considered a "going private' transaction as defined in Rule 13e-3 of the Securities Exchange Act and, if approved, will likely terminate the registration of the Company's Common Stock and suspend the Company's duty to file periodic reports with the SEC. The Company believes that the costs of implementing the requirements of the Sarbanes-Oxley Act of 2002 are in excess of any benefits derived from remaining a public reporting company.

                UNITED SYSTEMS TECHNOLOGY, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Results of Operations
---------------------

     The Company derives its revenue from the licensing of its software packages, installation, training and custom modifications, maintenance agreements and equipment sales and commissions. Results of operations for the three months ended June 30, 2005 include revenues of $851,416 and net income of $5,285 as compared to revenues of $824,474 and net income of $49,568 for the same period in 2004. Results of operations for the six months ended June 30, 2005 include revenues of $1,827,220 and net income of $82,167 as compared to revenues of $1,787,402 and net income of $165,853 for the same six month period in 2004.

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

Three Month Period Ended June 30, 2005 and 2004
-----------------------------------------------

     The Company's total revenue increased from $824,474 during the second quarter in 2004 to $851,416 in 2005. Software license fees increased from $134,525 in 2004 to $138,317 in 2005 due primarily from an increase in sales of its asyst(R) products. Installation and training revenue, which does not necessarily change in direct correlation with the licensing of the Company's software products, decreased from $81,956 in 2004 to $79,750 in 2005. Maintenance revenue increased slightly to $548,977 in 2005 as compared to $544,821 during the same period in 2004. Maintenance revenue from the asyst(R) product line increased in 2005 but was offset by a decrease in revenue from several older product lines. Equipment and supplies sales increased from $62,441 in 2004 to $83,587 during 2005, due in part to an increase in the sale of equipment and 3rd party software sold in conjunction with its software products.

     Total costs and expenses increased 10% from $776,576 in 2004 to $854,678 in 2005. Salary expense increased slightly from $459,737 in 2004 to $478,439 in 2005. Other general, administrative and selling expenses increased 19% from $201,054 in 2004 to $239,176 in 2005, due primarily to an increase in expenses related to the Company's going private transaction that it is currently in the process of completing. Depreciation and amortization expense remained constant from $67,651 in 2004 to $66,715. Commission expense increased from $15,110 in 2004 to $19,954 in 2005 due to an increase in sales subject to commissions. Cost of equipment and supplies sold increased from $33,024 in 2004 to $50,394 in 2005 as a result of an increase in the volume of equipment and supplies sold.

Six Month Period Ended June 30, 2005 and 2004
---------------------------------------------

     The Company's total revenue increased 2% from $1,787,402 during the first six months in 2004 to $1,827,220 in 2005. Software license fees increased from $288,863 in 2004 to $294,997 in 2005 due primarily from an increase in sales of its asyst(R) products. Installation and training revenue, which does not necessarily change in direct correlation with the licensing of the Company's software products, decreased from $190,358 in 2004 to $186,885 in 2005. Maintenance revenue increased slightly to $1,112,675 in 2005 as compared to $1,103,520 during the same period in 2004. Maintenance revenue from the asyst(R) product line increased in 2005 but was offset by a decrease in revenue from several older product lines. Equipment and supplies sales increased from $203,364 in 2004 to $231,275 during 2005, due in part to, an increase in the sale of equipment and 3rd party software sold in conjunction with its software products.

     Total costs and expenses increased 8% from $1,629,727 in 2004 to $1,758,547 in 2005. Salary expense increased slightly from $938,935 in 2004 to $959,146 in 2005. Other general, administrative and selling expenses increased from $390,413 in 2004 to $481,058 in 2005, due primarily, to an increase in expenses related to the Company's going private transaction that it is currently in the process of completing. Depreciation and amortization expense remained constant from $136,780 in 2004 to $137,983. Commission expense increased from $32,715 in 2004 to $37,716 in 2005 due to an increase in sales subject to commissions. Cost of equipment and supplies sold increased from $130,884 in 2004 to $142,644 in 2005 as a result of an increase in the volume of equipment and supplies sold.


Critical Accounting Policies
----------------------------

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

Liquidity and Capital Resources
-------------------------------

     The Company had net cash provided from operating activities of $432,369 during the six months ended June 30, 2005, as compared to net cash provided by operations of $384,671 for the same period in 2004. Operating cash flows are primarily derived from net income plus non-cash depreciation and amortization and changes in accounts receivable less the change in the deferred revenue and accrued expenses. Net cash of $14,300 was utilized in 2005 for capital acquisitions.

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

Part II - Other Information
---------------------------

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

   (a)  Exhibits 31.1 Principal Executive Officer Certification pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1 Principal Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        32.2 Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (b)  Reports on Form 8-K filed during the quarter ended June 30, 2005:

        News release issued by United Systems Technology, Inc. dated May 13, 2005 announcing operating results for the quarter ended March 31, 2005.

        News release issued by United Systems Technology, Inc. dated May 20, 2005 responding to a press release issued by Constellation Software, Inc. on May 19, 2005.

        News release issued by United Systems Technology, Inc. dated May 31, 2005 to announce it's long-term plan for corporate governance and company operations.

        News release issued by United Systems Technology, Inc. dated June 3, 2005 to announce it's filing of an amended preliminary proxy statement and revised price per share to the Cashed-Out Shareholders in the reverse/forward stock split.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               United Systems Technology, Inc.


Date: August 15, 2005                          By: /s/ Thomas E. Gibbs
                                                   -------------------
                                                   Thomas E. Gibbs, President
                                                   and Chairman of the Board
                                                   (Principal Executive Officer)



Date: August 15, 2005                          By: /s/ Randall L. McGee
                                                   --------------------
                                                   Randall L. McGee, Secretary
                                                   and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)